Form 10-Q
period 2015-06-30
SAFE LANE SYSTEMS, INC.
filed 2015-08-26
CIK 1614826

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period __________ to __________

Commission File Number: 333-198435

SAFE LANE SYSTEMS, Inc.

(Exact name of registrant as specified in its charter)

COLORADO	46-3892319
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

1624 Market Street, Suite #202, Denver, Colorado 80202/ Phone (949) 825-6512

(Address and telephone number of principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	[x]	No	[_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes	[x]	No	[_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	[_]	Accelerated filer	[_]
Non-accelerated filer	[_]	Smaller reporting company	[x]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	[_]	No	[x]

As of August 19, 2015 there were outstanding 24,768,273 shares of the issuer’s common stock, par value $0.001 per share and 10,000,000 shares of the issuer’s Class A Preferred stock, par value $0.0001 per.

SAFE LANE SYSTEMS, INC.

FORM 10-Q for the Quarter Ended June 30, 2015

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Safe Lane Systems, Inc.

Balance Sheet

	(Unaudited)
	June 30, 2015	December 31, 2014
Assets
Current Assets
Cash and cash equivalents	$34,497	$88,495
Total Current Assets	34,497	88,495

Non-current Assets
Patent Sublicense, net	1,980	2,009
Total Non-current Assets	1,980	2,009

Total Assets	$36,477	$90,504

Liabilities and Stockholders' Equity
Current Liabilities
Accounts Payable	$–	$–
Unsecured, short-term notes payable	275,000	210,000
Accrued Liabilities	7,451	2,764
Total Current Liabilities	282,451	$212,764

Stockholders' Equity
Class A super voting preferred stock, $0.0001 par value; 10,000,000 shares authorized, issued and outstanding	1,000	1,000
Class B non-voting preferred stock, $0.0001 par value; 50,000,000 shares authorized; 0 and 22,768,273 issued and outstanding as of June 30, 2015 and December 31, 2014	–	2,277
Common Stock, $0.0001 par value:
50,000,000 shares authorized, 24,768,273 and 2,000,000 issued and outstanding as of June 30, 2015 and December 31, 2014	2,477	200
Additional paid-in-capital	801	801
Accumulated earnings	(250,252)	(126,538)

Total Stockholders' Equity	(245,974)	(122,260)

Total Liabilities and Stockholders' Equity	$36,477	$90,504

See accompanying notes to financial statements.

Safe Lane Systems, Inc.

Statement of Operations

For the Three and Six Months Ended June 30, 2015 and 2014

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Ordinary Income/Expense
Revenue	$–	$–	$1,725	$–
Total Revenue	–	–	1,725	–

Expense
General & Administrative Expense	2,321	–	5,022	–
Professional & Contract Expense	59,184	–	115,730	–
Total Expense	61,505	–	120,752	–

Net Income/(Loss) from Operations	(61,505)	–	(119,027)	–

Other Income/Expense
Interest Income	–	–	–	–
Interest Expense	2,615	–	4,687	–
Total Other Income/Expense	2,615	–	4,687	–

Net Income/(Loss)	$(64,120)	$–	$(123,714)	$–

Net Income/(Loss) per share (basic and diluted)	$(0.03)	$–	$(0.06)	$–

Weighted average number of common shares outstanding	2,000,000	–	2,000,000	–

See accompanying notes to financial statements.

Safe Lane Systems, Inc.

Statement of Cash Flow

For the Six Months Ended June 30, 2015 and 2014

	6 Months Ended
	(Unaudited) 2015	2014
Cash Flows From Operating Activities
Net Income	$(123,714)	$–

Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Amortization	29	–
Stock Based Compensation	–	–

Changes in operating Assets and Liabilities:
Accounts Payable	–	–
Other Accrued Liabilities	4,687	–

Net Cash Provided by (used for) Operating Activities	(118,998)	–

Cash Flows from Investing Activities:	–	–

Cash Flow from Financing Activities:
Superior Traffic Controls Loan	65,000	–

Net cash provided by Financing Activities	65,000	–

Net Increase (Decrease) in Cash	(53,998)	–

Cash at Beginning of Period	88,495	–

Cash at End of Period	$34,497	$–

See accompanying notes to financial statements.

SAFE LANE SYSTEMS, INC.

NOTES TO THE FINANCIAL STATEMENTS

June 30, 2015

NOTE 1.  ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

SAFE LANE SYSTEMS, INC. (the “Company”), was incorporated in the State of Colorado on September 10, 2013.  The Company was formed to engage in the sale of traffic safety equipment. The Company may also engage in any other business permitted by law, as designated by the Board of Directors of the Company. During the second quarter of 2014 the Company secured a perpetual license to all of the intellectual property of Superior Traffic Control in exchange for the issuance of nonvoting convertible stock in the Company.

Basis of Presentation - The accompanying financial statements have been prepared in accordance with Generally Accepted Accounting Principles in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of the Company’s management, the information contained herein reflects all adjustments necessary for a fair presentation of the Company’s results of operations, financial position and cash flows. All such adjustments are of a normal, recurring nature.

Reclassifications - Certain amounts in the prior period’s financial statements have been reclassified to conform to the current quarter’s presentation and to correct prior period errors.

Cash and Cash Equivalents

Cash Flows - During the year period ending June 30, 2015, the Company primarily utilized cash proceeds from an unsecured short term loan to fund its operations.

Cash flows provided by operations for the period ended June 30, 2015 and 2014 were $118,998 and $0, respectively.

The Company considers all highly liquid investments with an original maturity of three months or less as cash equivalents. As of June 30, 2015, the Company had cash and cash equivalents of $34,497 as compared to cash and cash equivalents of $88,495 as of December 31, 2014.

Impairment of Long-life Assets

In accordance with ASC Topic 360, the Company reviews its long-lived assets, including property, plant and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. No impairment was deemed necessary as of June 30, 2015 and December 31, 2014.

Intangible Assets, Patents

During the second quarter of 2014 fiscal year the Company acquired the exclusive license rights and intellectual property for the patent of the Kone General device which expires July 2022. As payment for the license rights the Company agreed to issue 22,768,273 shares of class B preferred, nonvoting shares to the shareholders of the original license holders “Superior Traffic Controls”. The Company accounts for its patent sub-license in accordance with ASC 350-30-30 “Intangibles – goodwill and other” and 805-50-30 and 805-50-15 related to “Business Combinations” by recognizing the fair value to the amount paid by the Company for the asset at the time of purchase. Since Safe Lane Systems has a limited operating history management determined to use par value as the value recognized for the transaction. Since the patent has a predetermined, finite life span, the cost of the asset will be recognized on a straight line basis over the remaining life of the patent. In addition each period the Company will evaluate the intangible asset for impairment. As of June 30, 2015 no impairment was deemed necessary.

	June 30, 2015	December 31, 2014
Patents	$2,277	$2,277
Less: Accumulated Amortization	(298)	(149)
	$1,979	$2,128

Amortization expense for the year ended June 30, 2015 and 2014 was $298 and $0 respectively.

Accounts payable and accrued liabilities

Accounts payable and accrued liabilities consisted of accrued interest of $7,451 and $2,764 at June 30, 2015 and December 31, 2014, respectively.

Unsecured, short-term notes payable

The Company obtained an unsecured, short-term note of $250,000 at 4% from the original holder of the license to the Kone-General patent in the second quarter of 2014. As of June 30, 2015 the Company had received funding of $250,000 on the note payable and an additional $25,000 under the same terms with a verbal agreement in place and had recognized $7,451 in accrued interest expense.

Stockholders’ Equity

At June 30, 2015 and December 31, 2014, the Company was authorized to issue 500,000,000 shares of common stock, $0.0001 par value per share. In addition, 10,000,000 shares of Class A Preferred Super Majority Voting stock, $.0001 par value and 50,000,000 shares of Class B Preferred, $.0001 par value nonvoting convertible shares were authorized. All common stock shares have full dividend rights. However, it is not anticipated that the Company will be declaring distributions in the foreseeable future. The Company received $210,000 prior to December 31, 2014 and the additional $65,000 in the two quarters ending June 30, 2015.

Upon formation, the Company sold the founder 2,000,000 shares of $0.0001 par value common stock for $1,000 cash. Also upon formation, the Company paid the founder stock based compensation for services rendered of 10,000,000 shares of $0.0001 par value Class A Preferred Super Majority Voting stock. These preferred shares have a stated value of par value of $0.0001. The holder of the Class Stock shall have the right to vote on any matter with holders of Common Stock and may vote as required on any action, which Colorado law provides may or must be approved by vote or consent of the holders of the specific series of voting preferred shares and the holders of common shares. The Record Holders of the Class B Preferred Shares shall have that number of votes equal to that number of common shares which is not less than 60% of the vote required to approve any action, which Colorado law provides may or must be approved by vote or consent of the holders of other series of voting preferred shares and the holders of common shares or the holders of other securities entitled to vote, if any.

Upon execution of a patent sublicense agreement the Company issued 22,768,273 shares of its Class B Preferred convertible stock to a trustee on behalf of shareholders of the original license agreement. These shares will convert into regular common stock upon the Company registering the underlying shares with the SEC and listing of the shares on a recognized exchange.

Professional and contractor expenses

Professional and contractor expenses are comprised of the following in the period ended June 30, 2015:

	June 30, 2015	December 31, 2014
Contract Management Fees	$32,400	$60,000
Other Professional Services	83,330	37,223
	$115,730	$97,223

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Stock Based Compensation

The Company accounts for share-based payments pursuant to ASC 718, “Stock Compensation” and, accordingly, the Company records compensation expense for share-based awards based upon an assessment of the grant date fair value for stock options and restricted stock awards using the Black-Scholes option pricing model.

Stock compensation expense for stock options is recognized over the vesting period of the award or expensed immediately under ASC 718 and EITF 96-18 when options are given for previous service without further recourse. The Company issued stock options to contractors that had been providing services to the Company upon their termination of services. Under ASC 718 and EITF 96-18 these options were recognized as expense in the period issued because they were given as a form of compensation for services already rendered with no recourse.

The following table summarizes share-based compensation expense recorded in selling, general and administrative expenses during each period presented:

	June 30, 2015	December 31, 2014
Stock Options	$–	$1,000,000
Total Share-Based Compensation Exp	–	–

Stock option activity was as follows:

	June 30, 2015	December 31, 2014
Balance at December 31, 2013	0	$–
Granted	1,000,000	0.20
Exercised	0	–
Forfeited or expired	0	–
Balance at December 31, 2014	1,000,000	0.20
Granted	0	–
Exercised	0	–
Forfeited or expired	0	–
Balance at December 31, 2015	1,000,000	0.20

The following table presents information regarding options outstanding and exercisable as of June 30, 2015:

Weighted average contractual remaining term - options outstanding	0.0 years
Aggregate intrinsic value - options outstanding	–
Options exercisable	1,000,000
Weighted average exercise price - options exercisable	$ 0.20
Aggregate intrinsic value - options outstanding	–
Weighted average contractual remaining term - options outstanding	0.0 years

As of June 30, 2015, future compensation costs related to options issued was $0.

The fair value of each option granted is estimated on the date of the grant using the Black-Scholes option pricing model with weighted average assumptions for grants as follows:

Risk-free interest rate	0.01%
Expected life of options	4-5 years
Annualized volatility	144.00%
Dividend Income	0.00%

Income Tax

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 (“SFAS 109”).  Under SFAS 109 deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carry-forwards and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Fiscal year

The Company employs a fiscal year ending December 31.

Net Income (Loss) per share

The net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares of common outstanding. Warrants, stock options, and common stock issuable upon the conversion of the Company’s preferred stock (if any), are not included in the computation if the effect would be anti-dilutive and would increase the earnings or decrease loss per share.

Revenue Recognition

The Company is currently in the Development stage and has no revenues. Revenue will be recognized on an accrual basis as earned once operations commence.

Financial Instruments

The carrying value of the Company’s financial instruments, including cash and cash equivalents, as reported in the accompanying balance sheet, are stated at fair value.

Going Concern and Managements’ Plans

As shown in the accompanying financial statements for the period ended June 30, 2015, the Company has a limited operating history.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, however, the above conditions raise substantial doubt about the Company’s ability to do so.  The financial statements do not include any adjustment to reflect the possible future effect on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

The Company has a plan in place to remove this threat through the issuance of notes payable and common stocks offerings.  If the Offering raises at least $250,000, then the Company’s estimated expenses related to the Offering and the expenses related to initial projected operating costs of the Company will be covered. However, the Company will need to generate more than the expenses of the Offering in order to have enough capital to execute its business plan.

Recent Accounting Pronouncements

The Company has reviewed all recently issued but not yet effective accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or results of operations.

Related Party Transactions

The Company pays its Chief Executive Officer, Paul Dickman through Mr. Dickman’s consulting company, Breakwater Finance, LLC. For the period ended June 30, 2015 and December 31, 2014, management fees were $30,000 and $60,000 respectively.

Subsequent Events

The Company evaluates events and transactions after the balance sheet date but before the financial statements are issued. As of the date of this filing there were no events that materially impacted the Company.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are subject to risks and uncertainties and are based on the beliefs and assumptions of management and information currently available to management. The use of words such as “believes”, “expects”, “anticipates”, “intends”, “plans”, “estimates”, “should”, “likely” or similar expressions, indicates a forward-looking statement.

The identification in this report of factors that may affect our future performance and the accuracy of forward-looking statements is meant to be illustrative and by no means exhaustive. All forward-looking statements should be evaluated with the understanding of their inherent uncertainty.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The Company was incorporated in Colorado in September of 2013.

The Company had minimal operations from inception to December 31, 2015.

The Company is in the business of marketing and selling traffic safety equipment. We have licensed and sub-licensed I.P. for a spring traffic cone dispenser designed to protect highway workers, first responders to vehicle collisions and highway incidents, law enforcement personnel, towing operators, private and public utility workers, as well as pedestrians and motorists. Our flagship product, The Kone General Automatic Safety Cone Deployment System, is the world’s first and only portable safety cone dispensing system. Safe D-Ploy Spring Cones are patented MUTCD (Manual on Uniform Traffic Control Devices) compliant highway safety cones.

We have begun initial minimal operations and are currently without revenue. We have engaged a marketing consultant to develop a marketing and sales plan for both the spring traffic cone and our automatic traffic cone dispenser. We have engaged and are currently under agreement with a globally recognized manufacturer’s representation firm, The Johander Company of Minneapolis, to help guide us into retail markets, build a manufacturer’s representative network, and drive retail sales of our Spring Cone and Safe-D-ploy product accessories. Johander was founded in 1987 by Bill Johander and remains a family business operated by his daughter Jennifer who joined the company after a successful career at Target Stores. We will pursue under a ‘pay for success’ commission structure the following existing Johander retail relationships including; Target and Target.com, Bluestem Brands (Fingerhut), Meijer, Menard’s, Home Depot, Lowe’s, Advance Auto, Sam’s Club and Gander Mountain, Walmart, Costco, Dick's Sporting Goods, Sports Authority, Academy Amazon, NAPA, Auto Zone, O'Reillys, Pep Boys, AC Delco, ULine, Grainger, Gempler's, Toys R Us, and Streicher's. Through this relationship we expect to have a new manufacture in place by the end of the year at no additional costs until such time as manufacturing begins.

We are in the developmental stage of our business. Since our incorporation September 2013, we have been engaged in securing both exclusive and non-exclusive license agreements for our key products, designing a marketing plan, and lining up suppliers and manufacturers for production.

During the 2015 fiscal year, we intend to focus our efforts on our product launch and marketing of the Kone General Automatic Safety Cone Deployment System. We must commence manufacture and sales by January 1, 2016 or our licenses will be in default.

Results of Operations

For the Three Months ended June 30, 2015

For the three months ended June 30, 2015, the Company incurred general and administrative expenses of $2,321 and $59,184 in professional and contract expenses for a total of $61,505 in total expenses resulting in ($61,505) loss on operations for the period in 2015. The Company incurred interest expense of $2,615 and that together with the loss on operations, totaled a net loss of ($64,120) for the period or approximately ($.03) per share.

For the Six Months ended June 30, 2015

For the six months period ended June 30, 2015, the Company incurred general and administrative expenses of $5,022 and $115,750 in professional and contract expense for a loss on operations of ($119,027).  The Company incurred interest expense of $4,687 in the period and that together with the loss on operations, totaled a net loss of ($123,714) for the period, or approximately ($.06) per share.

Liquidity and Capital Resources

During the three and six months ended June 30, 2015 the Company received $65,000 from the issuance of notes payable.

During the twelve months ending June 30, 2016 the Company estimates it will need approximately $500,000 to implement its business plan. Other than the foregoing, the Company does not know of any trends, events or uncertainties that have had, or are reasonably expected to have, a material impact on sales, revenues or income from continuing operations, or liquidity and capital resources.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Disclosure controls and procedures are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-Q, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and is communicated to our management, including our Principal Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our management concluded that, as of June 30, 2015, our disclosure controls and procedures were not effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2015, that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not a party to any legal proceeding that it believes will have a material adverse effect upon its business or financial position.

Item 1A. Risk Factors.

Not required for smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

There have been no defaults upon senior securities.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

Item 6.  Exhibits

a.  Exhibits

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document (1)

101.SCH	XBRL Schema Document (1)

101.CAL	XBRL Calculation Linkbase Document (1)

101.DEF	XBRL Definition Linkbase Document (1)

101.LAB	XBRL Labels Linkbase Document (1)

101.PRE	XBRL Presentation Linkbase Document (1)
(1)	Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAFE LANE SYSTEMS, INC.

Date: August 25, 2015	By:	/s/ Paul Dickman
Paul Dickman, Chief Executive Officer, Principal Financial and Accounting Officer

