Form 10-Q
period 2015-09-30
SAFE LANE SYSTEMS, INC.
filed 2015-11-20
CIK 1614826

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Paul D. Dickman, Chief Executive Officer, President and Chairman of the Board

1624 Market Street, Suite #202, Denver, Colorado 80202/ Phone (949) 825-6512

(Name, address and telephone number of agent for service)

COPIES OF ALL COMMUNICATIONS TO:

Michael A. Littman, Attorney at Law

7609 Ralston Road, Arvada, CO, 80002 phone 303-422-8127 / fax 303-431-1567

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 1, 2015 there were outstanding 24,840,773 shares of the issuer’s common stock, par value $0.0001 per share and 10,000,000 shares of the issuer’s class A preferred stock, par value $0.0001 per share.

SAFE LANE SYSTEMS, INC.

FORM 10-Q for the Quarter Ended September 30, 2015

Safe Lane Systems, Inc.
Balance Sheet

	(Unaudited)
	September 30, 2015	December 31, 2014
Assets
Current Assets
Cash and cash equivalents	$51,806	$88,494
Total Current Assets	51,806	88,494

Non-current Assets
Patent Sublicense, net	1,905	2,009
Total Non-current Assets	1,905	2,009

Total Assets	$53,711	$90,503

Liabilities and Stockholders' Equity
Commitments and Contingencies
Current Liabilities
Accounts Payable	$–	$–
Unsecured, short-term notes payable	360,000	210,000
Accrued Liabilities	10,960	2,764
Total Current Liabilities	370,960	212,764

Stockholders' Equity
Class A super voting preferred stock, $0.0001 par value; 10,000,000 shares authorized, issued and outstanding	1,000	1,000
Class B non-voting preferred stock, $0.0001 par value; 50,000,000 shares authorized; 0 and 22,768,273 issued and outstanding as of September 30, 2015 and December 31, 2014	–	2,277
Common Stock, $0.0001 par value:
50,000,000 shares authorized, 2,000,000 and 24,768,273 issued and outstanding as of September 30, 2015 and December 31, 2014	2,477	200
Additional paid-in-capital	801	801
Accumulated earnings	(321,527)	(126,539)

Total Stockholders' Equity	(317,249)	(122,261)

Total Liabilities and Stockholders' Equity	$53,711	$90,503

Safe Lane Systems, Inc.

Statement of Operations

For the Three and Nine Months Ended September 30, 2015 and 2014

	Three Months Ended September 30, 2015		Nine Months Ended September 30, 2015
	2015	2014	2015	2014
Ordinary Income/Expense

Revenue	$–	$–	$1,725	$–
Total Revenue	–	–	1,725	–

Expense
General & Administrative Expense	11,012	31,972	16,033	43,511
Professional & Contract Expense	56,755	16,200	172,486	27,318
Total Expense	67,767	48,172	188,519	70,829

Net Income/(Loss) from Operations	(67,767)	(48,172)	(186,794)	(70,829)

Other Income/Expense
Interest Income	–	–	–	–
Interest Expense	3,509	–	8,196	2,660
Total Other Income/Expense	3,509	–	8,196	2,660

Net Income/(Loss)	$(71,276)	$(48,172)	$(194,990)	$(73,489)

Net Income/(Loss) per share (basic and diluted)	$(0.00)	$–	$(0.01)	$–

Weighted average number of common shares outstanding	$24,768,273	9,537,455	24,768,273	4,969,300

Safe Lane Systems, Inc

Statement of Cash Flow

For the Nine Months Ended September 30, 2015 and 2014

	9 Months Ended
	(Unaudited)
	2015	2014
Cash Flows From Operating Activities
Net Income	$(194,989)	$(73,489)

Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Amortization	104	268
Stock Based Compensation	–	–

Changes in operating Assets and Liabilities:
Accounts Payable	–	–
Other Accrued Liabilities	8,196	2,392

Net Cash Provided by (used for) Operating Activities	(186,689)	(70,829)

Cash Flows from Investing Activities:	–	–

Cash Flow from Financing Activities:
Superior Traffic Controls Loan	150,000	160,000
Net cash provided by Financing Activities	150,000	160,000

Net Increase (Decrease) in Cash	(36,689)	89,171

Cash at Beginning of Period	88,495	–

Cash at End of Period	$51,806	$89,171

SAFE LANES SYSTEMS, INC.

NOTES TO THE FINANCIAL STATEMENTS

September 30, 2015

NOTE 1.  ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

SAFE LANES SYSTEMS, INC. (the “Company”), was incorporated in the State of Colorado on September 10, 2013. The Company was formed to engage in the sale of traffic safety equipment. The Company may also engage in any other business permitted by law, as designated by the Board of Directors of the Company. During the second quarter of 2014 the Company secured a perpetual license to all of the intellectual property of Superior Traffic Control in exchange for the issuance of nonvoting convertible stock in the company.

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

Cash and Cash Equivalents

Cash Flows - During the year period ending September 30, 2015, the Company primarily utilized cash proceeds from an unsecured short term loan to fund its operations.

Cash flows used by operations for the period ended September 30, 2015 and 2014 were $186,689 and $70,829 respectively.

The Company considers all highly liquid investments with an original maturity of three months or less as cash equivalents. As of September 30, 2015, the Company had cash and cash equivalents of $51,806 as compared to cash and cash equivalents of $88,494 as of December 31, 2014.

Impairment of Long-life Assets

In accordance with ASC Topic 360, the Company reviews its long-lived assets, including property, plant and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. No impairment was deemed necessary as of September 30, 2015 and December 31, 2014.

Intangible Assets, Patents

During the second quarter of 2014 fiscal year the Company acquired the exclusive license rights and intellectual property for the patent of the Kone General device which expires July 2022. As payment for the license rights the company agreed to issue 22,768,273 shares of class B preferred, nonvoting shares to the shareholders of the original license holders “Superior Traffic Controls”. The Company accounts for its patent sub-license in accordance with ASC 350-30-30 “Intangibles – goodwill and other” and 805-50-30 and 805-50-15 related to “Business Combinations” by recognizing the fair value to the amount paid by the company for the asset at the time of purchase. Since Safe Lanes Systems has a limited operating history management determined to use par value as the value recognized for the transaction. Since the patent has a predetermined, finite life span, the cost of the asset will be recognized on a straight line basis over the remaining life of the patent. In addition, each period the Company will evaluate the intangible asset for impairment. As of September 30, 2015 no impairment was deemed necessary.

	September 30, 2015	December 31, 2014
Patents	$2,277	$2,277
Less: Accumulated Amortization	(372)	(268)
	$1,905	$2,009

Amortization expense for the nine-month period ended September 30, 2015 and 2014 was $104 and $268 respectively.

Accounts payable and accrued liabilities

Accounts payable and accrued liabilities consisted of accrued interest of $10,960 and $2,764 at September 30, 2015 and December 31, 2014 respectively.

Unsecured, short-term notes payable

The company obtained an unsecured, short-term note of $250,000 at 4% from the original holder of the license to the Kone-General patent in the second quarter of 2014. The Company received $50,000 of funding from this loan in the year ending December 31, 2013. As of September 30, 2014 the Company received an additional $160,000 of funding and then through September 30, 2015 the Company received an additional $40,000 in funding on this loan for a total of $250,000. An additional $110,000 was borrowed from this same source, under the same terms with a verbal agreement in place. The company has recognized $10,960 in accrued interest expense related to these loans.

Stockholders’ Equity

At September 30, 2015 and December 31, 2014, the Company was authorized to issue 500,000,000 shares of common stock, $0.0001 par value per share. In addition, 10,000,000 shares of Class A preferred super majority voting stock, $.0001 par value and 50,000,000 shares of Class B preferred, $.0001 par value nonvoting convertible shares were authorized. All common stock shares have full dividend rights. However, it is not anticipated that the Company will be declaring distributions in the foreseeable future.

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

Professional and contractor expenses

Professional and contractor expenses are comprised of the following in the nine month period ended September 30, 2015:

	September 30, 2015	September 30, 2014
Contract Management Fees	$43,200	$16,200
Other Professional Services	129,286	11,118
	$172,486	$27,318

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

The following table summarizes share-based compensation expense recorded in selling, general and administrative expenses during each period presented:

	September 30, 2015	December 31, 2014
Stock Options	–	10,000,000
Total Share-Based Compensation Exp	$–	$1,000

Stock option activity was as follows:

	Number of Shares	Weighted Average Exercise Price ($)
Balance at December 31, 2013	0	$–
Granted	10,000,000	0.20
Exercised	0	–
Forfeited or expired	0	–
Balance at December 31, 2014	10,000,000	0.20
Granted	0	–
Exercised	0	–
Forfeited or expired	0	–
Balance at June 30, 2015	10,000,000	0.20
Granted	0	–
Exercised	0	–
Forfeited or expired	0	–
Balance at September 30, 2015	10,000,000	0.20

The following table presents information regarding options outstanding and exercisable as of September 30, 2015:

Weighted average contractual remaining term - options outstanding	0.0 years
Aggregate intrinsic value - options outstanding	–
Options exercisable	10,000,000
Weighted average exercise price - options exercisable	$0.20

The fair value of each option granted is estimated on the date of the grant using the Black-Scholes option pricing model with weighted average assumptions for grants as follows:

Risk-free interest rate	0.01%
Expected life of options	4-5 years
Annualized volatility	144.00%
Dividend Income	0.00%

Income Tax

Income taxes are accounted for under the asset and liability method of ASC 740. Deferred tax assets and liabilities are recognized for net operating loss and other credit carry forwards and the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the tax effect of transactions are expected to be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of operations in the year that includes the enactment date.

Deferred tax assets are reduced by a full valuation allowance since it is more likely than not that the amount will not be realized. Deferred tax assets and liabilities are classified as current or noncurrent based on the classification of the underlying asset or liability giving rise to the temporary difference or the expected date of utilization of the carry forwards.

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

Revenue Recognition

Revenue is recognized on an accrual basis as earned once the product is delivered and collection is reasonable assured.

Financial Instruments

The carrying value of the Company’s financial instruments, including cash and cash equivalents, as reported in the accompanying balance sheet, are stated at fair value.

Going Concern and Managements’ Plans

As shown in the accompanying financial statements for the period ended September 30, 2015, the Company has a limited operating history.

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

Related Party Transactions

The Company pays its Chief Executive Officer, Paul Dickman through Mr. Dickman’s consulting company, Breakwater Finance, LLC. For the nine month period ended September 30, 2015 and September 30, 2014, management fees were $45,000 and $45,000 respectively.

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

We have begun initial minimal operations and currently have limited revenue. We have engaged a marketing consultant to develop a marketing and sales plan for both the spring traffic cone and our automatic traffic cone dispenser. We have engaged and are currently under agreement with a globally recognized manufacturer’s representation firm, The Johander Company of Minneapolis, to help guide us into retail markets, build a manufacturer’s representative network, and drive retail sales of our Spring Cone and Safe-D-ploy product accessories. Johander was founded in 1987 by Bill Johander and remains a family business operated by his daughter Jennifer who joined the company after a successful career at Target Stores. We will pursue under a ‘pay for success’ commission structure the following existing Johander retail relationships including; Target and Target.com, Bluestem Brands (Fingerhut), Meijer, Menard’s, Home Depot, Lowe’s, Advance Auto, Sam’s Club and Gander Mountain, Walmart, Costco, Dick's Sporting Goods, Sports Authority, Academy Amazon, NAPA, Auto Zone, O'Reillys, Pep Boys, AC Delco, ULine, Grainger, Gempler's, Toys R Us, and Streicher's. Through this relationship we expect to have a new manufacture in place by the end of the year at no additional costs until such time as manufacturing begins.

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

Results of Operations

There were no revenues in the nine months ended September 30, 2014. However, there was one sale on the amazon.com platform resulting in $1,725 in revenue in the nine months ended September 31, 2015.

Expenses increased from $70,829 in the nine month period ended September 30, 2014 to $188,519 in the nine month period ending September 30, 2015.

Liquidity and Capital Resources

During the nine months ended September 30, 2015 the Company received $150,000 from the issuance of notes payable as compared to $160,000 received in the nine months ended September 30, 2014.

During the twelve months ending September 30, 2016 the Company estimates it will need a minimum of approximately $500,000 to implement its business plan. Other than the foregoing, the Company does not know of any trends, events or uncertainties that have had, or are reasonably expected to have, a material impact on sales, revenues or income from continuing operations, or liquidity and capital resources.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Disclosure controls and procedures are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-Q, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and is communicated to our management, including our Principal Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our management concluded that, as of September 30, 2015, our disclosure controls and procedures were not effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2015, that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

Item 6.  Exhibits

a.  Exhibits

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Labels Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAFE LANE SYSTEMS, INC.

Date: November 20, 2015	By:	/s/ Paul Dickman
Paul Dickman, Chief Executive Officer, Principal Financial and Accounting Officer

