Form 10-K
period 2015-12-31
SAFE LANE SYSTEMS, INC.
filed 2016-04-14
CIK 1614826

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_____________

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015

[_]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NO. 333-198435

SAFE LANE SYSTEMS, INC.

(EXACT NAME OF REGISTRANT SPECIFIED IN ITS CHARTER)

COLORADO	46-3892319
(STATE OR OTHER JURISDICTION	(I.R.S. EMPLOYER
OF INCORPORATION OR ORGANIZATION)	IDENTIFICATION NUMBER)

1624 MARKET STREET, SUITE 202
DENVER, CO	80202
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)	(ZIP CODE)

(949) 825-6512

(REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities to be registered pursuant to Section 12(g) of the Act: COMMON STOCK, $0.0001 PAR VALUE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes	[_]	No	[x]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes	[_]	No	[x]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	[x]	No	[_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One).

Large accelerated filer	[_]	Accelerated filer	[_]
Non-accelerated filer (Do not check if a smaller reporting company)	[_]	Smaller reporting company	[x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	[_]	No	[x]

As of April 14, 2016 there were 25,118,273 shares outstanding of the issuer’s common stock, par value $0.0001 per share of which 23,118,273 shares were held by non-affiliates. There were 10,000,000 shares of the Issuer’s Class “A” preferred stock outstanding, par value $0.0001 per share.

FORWARD-LOOKING STATEMENTS

In addition to historical information, some of the information presented in this Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”). Although Safe Lane Systems, Inc. (“Safe Lane” or the “Company”, which may also be referred to as “we”, “us” or “our”) believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations: there can be no assurance that actual results will not differ materially from our expectations. Such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated. Cautionary statements regarding the risks, uncertainties and other factors associated with these forward-looking statements are discussed under "Risk Factors" in this Form 10-K. You are urged to carefully consider these factors, as well as other information contained in this Form 10-K and in our other periodic reports and documents filed with the SEC.

PART I

ITEM 1. BUSINESS

Company History and Overview

History of Safe Lane Systems, Inc., a Colorado corporation

Safe Lane Systems, Inc. (“Safe Lane Systems”, “Safe Lane Systems,” “We,” “Us,” “Our,” or “Company” hereafter), was incorporated in the State of Colorado on September 10, 2013.  We were formed to engage in the sale of traffic safety equipment. We may also engage in any other business permitted by law, as designated by the Board of Directors of our Company.

We have licensed and sub-licensed I.P. for a spring traffic cone dispenser designed to protect highway workers, first responders to vehicle collisions and highway incidents, law enforcement personnel, towing operators, private and public utility workers, as well as pedestrians and motorists. Our flagship product, The Kone General Automatic Safety Cone Deployment System, is the world’s first and only portable safety cone dispensing system. Safe D-Ploy Spring Cones are patented MUTCD (Manual on Uniform Traffic Control Devices) compliant highway safety cones. We must commence manufacture and sales by January 1, 2016.

We have begun initial minimal operations and currently have only had one revenue transaction for $1,725. We had three contract employees at December 31, 2015, our CEO, marketing director and sales manager. Since that time the marketing director and sales manager have resigned. Upon formation, the founder, our CEO and Chairman, Paul D. Dickman, purchased 2,000,000 shares of the Company’s common stock as a price of $0.0005, per share for a total price of $1,000 and in addition he was granted 10,000,000 ($0.0001 par value) shares of Class “A” Super Majority Voting stock for organizational services.

We engaged a marketing consultant to develop a marketing and sales plan for both the spring traffic cone and our automatic traffic cone dispenser. The consultant’s final marketing plan was received and approved in 2015 We have engaged and are currently under agreement with a globally recognized manufacturer’s representation firm, The Johander Company of Minneapolis, to help guide us into retail markets, build a manufacturer’s representative network, and drive retail sales of our Spring Cone and Safe-D-ploy product accessories. Johander was founded in 1987 by Bill Johander and remains a family business operated by his daughter Jennifer who joined the company after a successful career at Target Stores. We will pursue under a ‘pay for success’ commission structure the following existing Johander retail relationships including; Target and Target.com, Bluestem Brands (Fingerhut), Meijer, Menard’s, Home Depot, Lowe’s, Advance Auto, Sam’s Club and Gander Mountain, Walmart, Costco, Dick's Sporting Goods, Sports Authority, Academy Amazon, NAPA, Auto Zone, O'Reillys, Pep Boys, AC Delco, ULine, Grainger, Gempler's, Toys R Us, and Streicher's. Through this relationship we expect to have a new manufacture in place by the end of the year at no additional costs until such time as manufacturing begins.

We began marketing our products in early 2015 based upon the recommendation of our marketing consultants. We expect we will need to raise an additional $1,250,000 in equity financing prior to implementing our full marketing and sales plan. We owe a note payable of $395,000 that was due December 31, 2015. As we are currently unable to pay this note the Company is in the process or refinancing the note.

We are in the developmental stage of our business. Since our incorporation September 2013, we have been engaged in securing both exclusive and non-exclusive license agreements for our key products, designing a marketing plan, and lining up suppliers and manufacturers for production.

During the 2015 fiscal year, we focused our efforts on our product launch and marketing of the Kone General Automatic Safety Cone Deployment System. We must commence manufacture and sales by January 1, 2016 or our licenses will be in default. Since we sold one unit in 2015 this requirement has been met.

Our Auditors have issued a going concern opinion and the reasons noted for issuing the opinion are our lack of revenues or business and very modest capital.

As of December 31, 2015, we had approximately $15,000 in cash on hand. Our current monthly cash burn rate is approximately $12,500, and it is expected that burn rate will continue until significant additional capital is raised and our marketing plan is executed. Once additional capital is raised to support our marketing efforts, we expect to increase our monthly general and administrative cash burn rate to approximately $25,000 per month until revenue is generated to offset this expense. Based upon our current burn rate, we will use all current cash by the end of January 2016. We will need to raise an additional approximately $1,250,000 to execute our plan of operations.

Implications of Being an Emerging Growth Company

We qualify as an emerging growth company as that term is used in the JOBS Act. An emerging growth company may take advantage of specified reduced reporting and other burdens that are otherwise applicable generally to public companies. These provisions include:

•  A requirement to have only two years of audited financial statements and only two years of related MD&A;

•  Exemption from the auditor attestation requirement in the assessment of the emerging growth company’s internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002;

•  Reduced disclosure about the emerging growth company’s executive compensation arrangements; and

•  No non-binding advisory votes on executive compensation or golden parachute arrangements.

We have already taken advantage of these reduced reporting burdens in this prospectus, which are also available to us as a smaller reporting company as defined under Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)2(B) of the Securities Act of 1933, as amended (the “Securities Act”) for complying with new or revised accounting standards. We have elected to use the extended transition period provided above and therefore our financial statements may not be comparable to companies that comply with public company effective dates.

We could remain an emerging growth company for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

For more details regarding this exemption, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies.”

COMPANY BUSINESS OVERVIEW

Our Company, Safe Lane Systems, Inc., was formed to develop the marketing and contract the manufacturing of certain products resulting from development of IP in design and manufacturing by Superior Traffic Controls, Inc. We licensed certain IP under a Master License and a Sub License to capitalize the marketing and contract manufacturing of certain products.

Safe Lane System's line-up features proprietary products, all of which have been made available via exclusive and non-exclusive licensing agreements with Superior Traffic Controls, Inc.

Safe Lane System's product offerings include both a commercial and consumer safety cone product line, as well as an automatic safety cone dispenser, The Kone General. These products represent the culmination of a research project begun several years ago to address the critical need for safer roads, highways, and city streets.

The Kone General Automatic Safety Cone Dispenser

The Kone General is our flagship product and is a patent pending device that can be installed on a wide range of vehicles ranging, but not limited to, fire engines, police cars, tow trucks, telecom vans, construction vehicles, federal, state, and local transit vehicles, that automatically deploys traffic cones by the operator of the attending vehicle. Management believes, the Kone General Dispensing System is the world’s first, and only portable, plug-and-play safety cone dispenser. As the attending vehicle approaches an emergency, construction area, job site, or auto accident, patented spring loaded safety cones are automatically deployed at the touch of a button.

We licensed the IP for this “incident management” automatic cone dispenser (The Kone General), which we intend to launch into markets. The Kone General currently holds up to five, 18” or 28” MUTCD compliant cones. Design is currently in progress to develop a magazine capable of increasing its capacity by an additional 5-10 cones. The Kone General provides for a safer, highly efficient, and more effective solution, addressing numerous issues in all areas of incident management and highway worker safety.

The Kone General is currently designed in two models. Our first model has been engineered specifically for the wired or wireless installation directly onto service vehicles. This has come as a result of extensive research that identified specific design parameters, exclusive to certain types of specialty vehicles such as Fire Trucks.

The dimensional footprint of the unit provides for tremendous flexibility relative to physical installation locations onto new vehicles, as well as for retro-install applications onto existing fleet vehicles. Couple this with simple electronics and seamless integration is easily accomplished.

The second model can be universally installed onto almost any vehicle via a universal mounting apparatus tied to existing vehicle trailer hitch configurations, and controlled via a wireless RF transmitter. Power to the unit is provided using a standard trailer “pig-tail,” eliminating the need for professional installation, providing Kone General end users with 100% “PLUG-AND-PLAY” functionality.

Availability

The Kone General product launch is intended for the second quarter of 2015. Both models are scheduled undergoing beta and field testing that is necessary prior to distribution and full product launch. Prior to our Kone General product launch, several reliability tests will continue to be performed, as well as environmental simulations that will help to identify any potential issues that changes in climate may have on the reliable and consistent operation of the unit. We intend to engage the field testing of the unit on fire engine and emergency services vehicle applications in the second quarter 2015.

Safe Lane System's Traffic Safety Spring Cones and ("tote") Systems

The basic safety cone design has not changed in over 65 years, until now. It is only now with today’s technology in spring manufacturing and with new reflective materials that a retractable cone can be manufactured with the quality that can meet both governmental regulations and industry demands.

The spring cone on which we have a non-exclusive distributorship (as a private label) is designed to better serve U.S. workers that regularly use cones in performing their daily work routines. We intend to attempt to introduce the practicality of their use to millions of new customers in the consumer markets, who traditionally have not considered using traffic cones before because of storage and handling problems and relative inconvenience tied to cargo space limitations. We do not have an exclusive right on this product and others may manufacture, market and private label this product.

For example, four Safe Lane System cones can be stored in the same space needed by a single standard PVC cone.

Now, over 250 million plus vehicle owners can consider easily carrying full sized 28” safety cones for their protection while on the road, by utilizing our consumer cone systems which can store a minimum of two cones in a space of just 16”x14”x4”.

Our safety spring cone has the same form factor as a standard traffic cone, 28” in height with a standard 14” x 14” square base (See Fig. 7).

The uniqueness of our cone’s design lies in its ability for “perturbation,” or flexing from side to side, and up and down (See Fig. 3 and 5). These unique features come as a result of the licensed product design, which incorporate spring technology, a mesh material covering, state of the art reflective materials, and a heavier base.

When combined, these factors result in the prevention of the cones being knocked over by passing vehicles (See Fig. 6), as well as from being blown over by gusting winds. In addition, by utilizing spring technology, the cones are neatly and efficiently stored in a compressed state, creating the desirable benefits of space maximization, and ease of transport. We believe design puts our traffic safety cone in the very fortunate position to cross over into several other vertical target markets as well as in the consumer market segments.

Recent changes in legislation require specific physical characteristics in traffic cone use in the United States. The legislation is called The Manual on Uniform Traffic Control Devices, or MUTCD defines the standards used by road managers nationwide to install and maintain traffic control devices on all streets and highways. The MUTCD is published by the Federal Highway Administration (FHWA) under 23 Code of Federal Regulations (CFR), Part 655, Subpart F (http://mutcd.fhwa.dot.gov/ ). States and localities have left this area to the Federal Highway Administration.

Description of MUTCD compliant spring cones bundled in the Kone General

With regard to our Kone General Systems, the use of MUTCD compliant spring cones come standard as included components of the device. This will ensure the Kone General’s compliance with all current legislation related to the use of traffic safety cones on Federal highways. In a compressed condition, the cone measures only 12” x 12” x 3 ¼” and weighs 5.5 pounds, compared to 8 up to 25 pounds for traditional cones. The cone’s reflective qualities are provided by applying Reflexite’s GP 800 reflective material, which is a patented product by Reflexite, one of the world leaders in highway safety reflective materials. The material generates a 500 Ra (candlepower) versus 250-300 candlepower for similar types of applications. The GP 800’s reflective sheeting material is ideal for construction zones. Our cone is environmentally friendly, and can handle high-speed impacts and heavy gusts of wind without displacing the cone. The 5-year total cost of ownership of our cone we believe is significantly less than that of a standard traffic cone, is more functional, takes up a fraction of the space of a standard cone, and is less than half the weight. Our cones which we intend to sell are designed as MUTCD compliant.

Consumer Products

We intend to develop a line of consumer cones in various sizes and configurations for the retail sector. The 2-10 cone safety systems are ideally suited for personal transportation safety since they take up very little room in a personal vehicle. A cone system with wheels and a capacity of 25-40 cones is in development. These will be targeted at schools for their crossing areas, parking lots, play grounds and sport fields.

We have identified a unique niche for the marketing and sale of its safety cones and tote systems by crossing over into the marketing and promotional industries. Our management believes that significant profits can be generated by doubling its safety cones and systems as marketing, advertising, and promotional tools. This can be easily accomplished by placing branded logos, custom embroidery, and/or silk-screening onto our safety cones. This integration of signage, logos, or promotional messages, instantly transforms the our safety cone into a powerful branding tool for companies, municipalities, hotels, restaurants, theme parks, outdoor arenas, stadiums, and any number of entities wishing to get their message across. To date, there hasn’t been any use of traffic cones as advertising mediums or for any other form of product placement or branding.

The parking industry would be a direct line into these market segments. Many restaurants, hotels, commercial buildings, and public parking areas source traffic control and parking responsibilities to third party lot management and valet parking companies.

Our Proposed Products:

(1) Consumer Cone Systems (bundles or "totes"): This product will be manufactured and marketed immediately at retail and discount construction supply, hardware and automotive outlets. Big box retailers, for example, Lowes, Ace Hardware, Home Depot and Sears in the U.S. total over 8,000 outlets. Smaller outlets easily exceed 60,000 in the U.S. As stated in the Market Analysis Summary, above, according to the U.S. Department of Labor, Bureau of Statistics there are over 10 million employees in occupations that regularly use safety cones in their workday activities, all of which are targeted customers for this product.

Further, our Safe D-Ploy cone systems are designed to be marketed to both auto manufacturers, and motorists to be carried in all types of vehicles as part of the spare tire assembly.

(2) Kone General System: Our Kone General system has been designed to dispense five to seven safety cones. The dispenser systems offer an important business tool to private/ public providers of “incident management” services such police, fire/medical, tow and repair activities. These service providers need to set up temporary secure areas on streets, roads, sidewalks or highways to handle traffic control incidents. Additionally, public utilities, telephone and telecommunications companies like Verizon and AT&T need to establish similar safe areas for their road-site workers when providing essential services, such as telephone line repair. Collectively, the potential market for private/public vehicles needing a cone dispensing system exceeds 12 million. Our other potential markets for the Kone General are road painting, striping and asphalt contractors. Usually, these contractors use 18” cones, and therefore would require a redesign of the existing Kone General to provide the capability of handling smaller sized 18” cones. This product will be pursued next year. Presently, only 28” cones are available. 18” and 36” cones can be ordered, but delivery will take longer because there are no immediate plans to maintain an existing inventory of these cones.

(3) Stand-alone Perturbation Safety Cone: The safety cone will be initially sold as a component to the cone dispensing system (an extra 5 pack of safety spring cones will be offered and marketed as an “up sell” to purchasers of the Kone General for the purposes of having spare cones on hand), and other systems as an alternative and space saving vehicle safety solution.

However, before doing so for on-highway use several issues must be resolved. First, a magazine system capable of increasing the Kone General’s capacity to 10-20 cones needs to be perfected. Design work is in progress, and proof of concept has been resolved. Additional funding to complete prototypes is required. Second, regulatory analysis needs to be completed to identify state regulations and standards requiring additional state and local government testing and approval. Presently, the cone meets federal standards as a Category I directional device. The Company is able to self certify the cone’s compliance with federal regulations, but in many states we must still comply with additional requirements before the product can be marketed for federal highway usage. States requiring additional testing must be identified and the approval process researched. The Company needs to prioritize the states needing additional testing based upon market potential, user interest, the time needed, and difficulty of meeting compliance standards.

At this time we are not addressing to international markets.

We have aligned our intended manufacturing and production per-engineering criteria with international suppliers but focused today on the Domestic markets.  Specifically, the Safe D-Ploy Cone product and Kone General are being bid through international manufacturers who supply global companies including mass market retailers under private label.   Foreign laws and regulations do vary and we acknowledge this as a business reality and potential barrier to entry.   The market opportunity and cost associated with modifying our MUTD United States compliant cone to meet the foreign markets among many factors in consideration.  It’s a future plan based on expected demand after successful United Stated market penetration.  Sales, Marketing, Manufacturing and Distribution, as will as operational costs and ongoing finance, will be fully assessed before determining if each foreign market is worth the investment of time, capital and other resources.

Potential future commercial products utilizing the safety cone:

•	barricade
•	barrel
•	cone w/ sign
•	Kone General (large capacity)
•	Kone General magazine
•	cone collector system (large capacity)

Buyers/Users:

•	Law Enforcement
•	Fire/medical emergency response
•	Government Road Maintenance
•	Construction
•	Building/Ground Maintenance
•	Consumers
•	Utilities
•	OEM
•	School/ Athletics

Any one or all products may be used at some time by the above-mentioned buyers/users. For example, all buyers/users may need in varying quantities safety cones for their business, for recreation uses and for their business and/or personal vehicles.

Sales and Marketing Plan

Sales Planning is a critical element to any business. Having a proper plan in place will accomplish several objectives but the most critical in our opinion are: drive profitable sales, avoid conflict between sales channels, and promote the activity with volume incentives. We believe we have structured a revenue model for our sales channel (wholesale, value added resale, and retail (on-line and brick & mortar). In the highway safety products industry, stocking distributors are key because when a contractor or agency needs cone products it is on an instant need basis and shipment needs to be immediate. We have explored the need to develop a relationship with a leading warehouse distributor, a global leader who supplies many channels including Amazon.com to facilitate order delivery.

Marketing, brand/product awareness, and clear value proposition are areas of great importance at this stage of the business. We intend to implement a plan around the core externally facing elements: Brand identity (logos, color palette, design elements, tag lines, etc.), Digital (Website, Social media like Linkedin/Facebook Pages, Twitter, Google, You Tube Channels), and Print Literature (Corporate collateral, Product collateral, Channel Support literature, Direct Mail, etc.)

We are also working on license agreements of complimentary products that can be “add on” sales to existing customer and open new markets as well.

Facts and Statistics Related to Our Product Designs

The National Highway Traffic Safety Administration confirmed Nov. 14 that U.S. highway deaths rose by 4 percent in 2012 from the previous year, as the agency released the 2012 Fatality Analysis Reporting System (FARS) data. The increase to 33,561 deaths in 2012 -- 1,082 more fatalities than in 2011 -- and most of them involved motorcyclists and pedestrians. Deaths for both of those categories increased for the third consecutive year in 2012.

Key 2012 statistics include:

•	Fatalities among pedestrians increased 6.4 percent from 2011. The data showed the large majority of pedestrian deaths occurred in urban areas, at non-intersections, at night, and many involved alcohol.
•	Motorcyclist fatalities increased 7.1 percent year over year. NHTSA reported 10 times as many riders died not wearing a helmet in states without a universal helmet law than in states with those laws.
•	Large-truck occupant fatalities also rose for the third consecutive year, by 8.9 percent from 2011.
•	Deaths in crashes involving drunk drivers rose 4.6 percent to 10,322 in 2012, and most of those crashes involved drivers with a blood alcohol concentration of .15 or higher.

A preliminary total of 4,405 fatal work injuries were recorded in the United States in 2013, lower than the revised count of 4,628 fatal work injuries in 2012, according to results from the Census of Fatal Occupational Injuries (CFOI) conducted by the U.S. Bureau of Labor Statistics. The rate of fatal work injury for U.S. workers in 2013 was 3.2 per 100,000 full-time equivalent (FTE) workers, compared to a final rate of 3.4 per 100,000 in 2012.

Since 2011, CFOI has identified whether fatally-injured workers were working as contractors at the time of the fatal incident. In 2013, 734 decedents were identified as contractors, above the 715 reported in 2012. Workers who were working as contractors at the time of their fatal injury accounted for 17 percent of all cases in 2013.

The number of fatal work injuries among firefighters was considerably higher in 2013, rising from 18 in 2012 to 53 in 2013. The large increase resulted from a few major incidents in which multiple fatalities were recorded, including the Yarnell Hill wildfires in Arizona which claimed the lives of 19 firefighters.

Fatal transportation incidents were lower by 10 percent in 2013, but still accounted for about 2 out of every 5 fatal work injuries in 2013. (See chart 1.) Of the 1,740 transportation-related fatal injuries in 2013, nearly 3 out of every 5 (991 cases) were roadway incidents involving motorized land vehicles. Non-roadway incidents, such as a tractor overturn in a farm field, accounted for another 13 percent of the transportation-related fatal injuries. About 16 percent of fatal transportation incidents (284 cases) in 2013 involved pedestrians who were struck by vehicles. Forty-eight of these occurred in work zones.

Fatal occupational injuries by event or exposure, 2012-2013

	2012	2013
Transportation incidents	1,923	1,740
Roadway incidents involving motorized land vehicle	1,153	991
Roadway collision with other vehicle	565	517
Roadway collision - moving in same direction	124	127
Roadway collision - moving in opposite directions, oncoming	204	178
Roadway collision - moving perpendicularly	134	124
Roadway collision with object other than vehicle	338	288
Vehicle struck object or animal on side of roadway	318	270
Roadway non-collision incident	247	182
Jack-knifed or overturned, roadway	202	157
Non-roadway incidents involving motorized land vehicles	233	223
Non-roadway non-collision incident	175	178
Jack-knifed or overturned, non-roadway	115	116
Pedestrian vehicular incident	293	284
Pedestrian struck by vehicle in work zone	65	48
Rail vehicle incidents	41	41
Water vehicle incidents	38	60
Aircraft incidents	127	133

Market Analysis Summary

In addition to the consumer cone described above, we have also specifically targeted a niche market consisting of “incident management” type vehicles, such as police, fire/medical and tow service vehicles as ideal users of its cone dispensing system. According to the National Highway Traffic Safety Administration, it is estimated that this market, together with repair and utility vehicles, exceeds 12 million in the US market.

Today, not only in the United States, but globally, road accidents and traffic related deaths are increasing. Our highways are becoming more dangerous despite government and industry efforts to make vehicles safer and stronger. The fact is, more vehicles, both large and small are taking up shrinking lane space on our highways. With increased demand for additional travel lanes, state and federal governments have encroached into road shoulder right of way area to solve the need for more traffic lanes. Government efforts to expand right of way areas are regularly the subject of litigation by special interest groups, which, in turn, drives road construction costs beyond capabilities and can result in years of delay and snarled roads. In many urban areas, roadways have been widened to expand across the entire breath of right of way leaving no safe shoulder area for disabled vehicles or road police action. Furthermore, any necessary repair or construction work on a roadway can create hazardous risks for workers, long traffic delays for motorists and increased opportunities for serious traffic accidents.

A large portion of the safety cones we hope to market pursuant to this business plan result from the anticipated acceptance and sale of our consumer cone line. According to the United States Department of Labor, Bureau of Statistics, Occupational Data, in 2001 there were over 10 million individuals employed in industries where the use of traffic safety cones is a standard workday practice. Although safety cones are used for multiple purposes by many different types of business and industries, we believe there has never been a safety cone that has been more user friendly in terms of ease of handling, storage, performance, weight, and convenience.

We believe there has never been a similar product that is durable, flexible, rugged and functional. We hope that our cone will generate new consumer base. For example, the very user-friendly cone could be a safety device for family personal vehicles, which rarely have carried cones in the past.

Safety cones on highways weigh between 8 to 25 pounds, and stand from 18” to 36” high. Placing these cones on the highway is almost always done by hand putting workers in danger of being struck by passing cars. According to the California Department of Transportation (CalTrans), 166 CalTrans employees have been killed in the line of duty with many deaths coming as a remit of errant vehicles entering highway work zones.

The majority of these accidents were the result of speeding and inattentive drivers. In 2002, there were over 1,000 work zone fatalities nationwide, as well as 8,374 work zone injuries. Further, according to the Federal Highway Administration, three worker fatalities occur nationally in all cone zones every five days. Many accidents occurred as a result of drivers running over a cone and losing control of their automobiles.

The public works employee is also at risk while placing these cones on the highway and during the retrieval process. Another added hazard is when safety cones are struck by a car and thrown into traffic, resulting in a public works employee or highway patrol officer having to cross traffic to retrieve them. Traffic cones are often stored on trucks making them difficult to load and unload. Many repetitive motion injuries have occurred as a result of the constant gripping and the awkward cone placement postures, especially to the shoulder area (flexion of 127-138 degrees).

An evaluation of U.S. Census Bureau Statistics for employment indicates over 10 million individuals are employed in professions, which regularly use safety cones in their daily work. Even a casual observer on any day will notice hundreds of safety cones riding in the trunk bed of pickup trucks and utility vehicles. Safety cones are universally used by all sorts of people for all sorts of purposes, despite the fact that they take up too much space, often stick together and are difficult and heavy to handle.

We believe traffic safety is a growing business. Our Safe D-ploy Spring Cone and Kone General System are unique in the marketplace, and are more than specifically designed for traffic safety, but adaptive enough so that we hope to qualify them as the industry standard in numerous alternate applications.

Our interviews with consumers indicated that there is a potential consumer market which is ready for our cone models. We believe there are many inherent advantages of using our safety cone instead of a standard PVC cone, such as; it will not blow over, weighs less, will not stick together, ships and handles easier, and if hit by a vehicle and projected into the roadway or work zone, will do less physical damage to people and personal property, as is currently the case with standard rubber safety cones.

The construction industry in general and road construction, in particular, uses and replaces several million cones each year. Government regulations require the use of safety cones at work sites throughout the country. For these companies, our products may offer important advantages over standard PVC cones in the fact that our cones can be repaired with interchangeable parts at a fraction of the cost of a new cone.

New government regulations, both in the U.S. and internationally, require different colored cones to indicate various conditions or situations, such as hazardous materials and school areas. We intend to offer its cones in various colors to meet industry needs.

Sales Strategy

We intend to sell its Safe D-Ploy product line to customers generated by the Company both internally, as well as through reputable, established distributor networks. We intend to actively seek distributor networks, with existing clientele consistent with our target market of particular buyers/users.

We will also sell through independent manufacturer’s representatives on a case- by-case or market-by-market basis. Outside of our expansive internal plans to launch that have been previously mentioned, our main strategy is to communicate the unique and desired attributes of our cone, Kone General and consumer systems to a broad segment of the North American Market during the first year and to expand it internationally in our second and third year.

We believe we have a unique and innovative product line. The basic traffic safety cone has not been changed in over 60 years. As a result of technology and the reduction in material cost and labor, we intend to market our products to a growing market segment with a well-defined list of cost and functional benefits. We intend to communicate our high value proposition to the distribution network as well as end users through personal selling, targeted print advertising and improved communications capabilities via a sophisticated website.

We plan to be active in traffic control and other industry trade associations, and attend trade shows and exhibitions. Our trade show presence is a big part of our deployment strategy, beginning with the goal to feature our product line at the FDIC trade show which is held annually in Indianapolis, IN.

Furthermore, foreign markets need to be considered a high priority and distributors will be sought to market not only the Kone General but also all our products internationally. We will consider offering Distributors exclusive selling rights in their markets for various segments of the trade for one to three years. In return our Distributors will pay a license fee for said exclusivity. Our sales agreement will call for the Distributor to clearly identify its markets, and time frame as to when those markets will have product. If after an agreed upon time period those accounts are not being stocked with our product or products, then we will have the right to seek another Distributor to service the specific market(s).

Milestones Reached To Date

We have completed these milestones in our business plan progression:

•	Obtained the exclusive rights (via exclusive licensing agreements entered into between our Company and the I.P. holder) to both manufacture and distribute our primary product(s).

•	Secured non-exclusive licensing rights to related ancillary products that we intend to market in both the consumer and commercial market segments.

•	Secured USPTO trademark protection of the branded product name of our flagship product and related components, Safe D-ploy Spring ConeTM and The Kone GeneralTM

•	Developed our website (www.safelanesystems.com), marketing materials, brochures, sales aids, and product demonstration videos to be used to market the Company’s products.

•	Acquired all intellectual property related to technical and CAD, 2D, and 3D drawings in preparation for mass manufacture of the Kone General Automatic Safety Cone Dispenser.

•	Acquired value engineering of the Kone General to significantly reduce the unit CGS.

•	Completed marketing plan and hires sales staff to pursue direct sales efforts.

Our Goals for the next year are as follows:

FUTURE MILESTONES

•	Generate additional capital to allow us to fund customer field trials.

•	Fully implement direct and online sales marketing strategy.

1st Quarter 2016

As of April 9, 2015, the Company had a cash balance of approximately $15,000. At a current monthly cash burn rate of $12,500, it is estimated that we will run out of cash before the end of January 2015.

Our milestones in this time period will be to receive additional financing through a private placement, have a design for two Kone General prototypes, refinance or pay off the note payable to Superior Traffic Controls, Inc., and enter into a manufacturing agreement to build the two prototypes. We will need to raise additional debt or equity capital for funding of operations beyond the second quarter. If no additional capital is obtained and the Company is not able to refinance or pay off the note to Superior Traffic Controls, Inc., it is highly probable that Safe Lane Systems, Inc. will cease operations.

Company's operations during this quarter entirely depend on successfully obtaining additional capital. We intend to complete production of two Kone General prototypes before the end of April 2016. It will take approximately $40,000 to build these prototypes. Once the two prototypes are built, we intend to spend approximately $50,000 on field testing and necessary procedures to obtain regulatory approval. The Company will incur approximately $75,000 on general and administrative expenses during this quarter, which may be partially used to compensate for expenses associated with field testing and regulatory approval. We will identify the most promising sales channels to utilize after the product receives regulatory approval.

During this quarter, primary milestones will be to build and obtain regulatory approval for two Kone General prototypes.

3rd Quarter 2016

Company's operations, during this time period, rely on successfully obtaining sufficient financing as well as completing production and obtaining regulatory approval for two Kone General prototypes. The primary focus during this quarter will be on marketing and sales assuming that the manufacturing relationship has been proven and we achieved desired results with the product. It will be important to achieve limited manufacturing with a firm delivery date. The Company plans to allocate $80,000 to cover marketing and sales expenses. The budget for sales and marketing will be partially utilized to hire at least two sales representatives, who will be responsible to establish a sales channel through a network of manufacturer's representatives and/or approach DOTs (Department of Transportation) in various states.

The milestones during this quarter will be to achieve market acceptance for the Kone General and to sell sample units. If we are unable to achieve either or both of such milestones, we will have to extend into the following quarter. If we have orders, we will try to partially finance manufacturing production with some type of accounts receivable financing or issue additional stock, which is not yet arranged and of which there can be no assurance.

4th Quarter 2016

Assuming any success in the prior quarter with sales and deliveries, our emphasis in this quarter will again be to increase sales and manufacturing output. We estimate using approximately $250,000 on marketing and general and administrative expenses. We will increase sales staff in an expanded nationwide marketing efforts, with resulting expense increases. However, we may have to allocate marketing funds to support manufacturing of ordered units. The Company will have to secure either accounts receivable financing or obtain additional capital to support the sales cycle.

1st Quarter 2017

Assuming success in the prior quarter with sales and deliveries, our emphasis in this quarter will again be to increase sales and manufacturing output. We estimate we will continue to invest approximately $250,000 on marketing and general and administrative expenses. We will increase sales staff in expanded nationwide marketing efforts, with resulting expense increases. As in previous quarter, the Company will have to secure either accounts receivable financing or obtain additional capital to support the sales cycle.

COMPETITION, MARKETS, AND REGULATION

Competition

Our dispenser is the world’s first portable safety cone dispenser design known to exist, and we have yet to identify any competitors as of the writing of this summary. Note: Other automatic safety cone dispensing systems currently exist. However, systems currently sold in the marketplace are designed for mass cone deployment (i.e. road striping applications), are not portable, require the purchase of heavy equipment, dedicated specialty vehicles, and are very expensive. Safety cones are manufactured by many PVC and injection molding companies, and they are all price competitive for basic expandable units and constitute significant price/per unit competition for our cones.

Markets

Primary target market segments include highway departments, private/public utilities, fire/ems, law enforcement, trucking/transportation, telecomm, vehicle parking industry, construction, and the military. Calculation of market size is difficult to determine due to the uniqueness of the product, as well as being first to market over several vertical market segments.

Applicable Regulations in the Industry

The leading cause of highway construction worker injuries and fatalities is contact with construction vehicles, objects, and equipment. These injuries and deaths are preventable through a number of good practices. (Source: http://ops.fhwa.dot.gov/wz/workersafety/)

As our highway infrastructure ages, many transportation agencies are focusing on rebuilding and improving existing roadways. This means more roadwork is being performed on roadways that are open to traffic. At the same time, traffic continues to grow and create more congestion, particularly in urban areas. To avoid major queues during peak travel periods, urban areas are seeing more night work. The combination of more work done alongside increasingly heavier traffic and greater use of night work can result in increased safety considerations for highway workers. However, there are regulations and available resources on good practices that can help workers perform their jobs safely.

Work zones are a necessary part of maintaining and upgrading our highway system. The combination of more work zones and heavier traffic volumes means work zones are having a greater effect on roadway systems. The American public has cited work zones as second only to poor traffic flow in causing dissatisfaction with the roadway system.

Note: The following are significant statements on Regulations and Rules in the highway safety industry.

The FHWA Work Zone Mobility and Safety Program is working to "make work zones work better" by providing transportation practitioners with high-quality products, tools, and information that can be of value in planning, designing, and implementing safer, more efficient, and less congested work zones. The Work Zone Mobility and Safety Web site serves as a central location for work zone-related resources and is updated with new information and resources on a frequent basis. These resources include:

•	Comprehensive information and guidance for implementing the Work Zone Safety and Mobility Rule (23 CFR 630 Subpart J).
•	Peer-to-Peer Program that provides State and Local transportation agencies easy access to knowledgeable peers across a range of work zone issues, at no cost to these agencies.
•	Best Practices Guidebook, which includes recommended "state of the practice" approaches, procedures, and technologies for work zone mobility and safety management, collected from State and Local transportation agencies.
•	Work Zone Self Assessment, used by each FHWA Division Office and partner State on an annual basis to measure their current state-of-practice and identify future work zone quality improvement efforts.
•	Work zone training courses, to help practitioners plan, design, and implement safe and effective work zones.
•	Current news related to work zones, from both national and international sources.
•	Publications and studies on a variety of work zone topics, including work zone ITS, traffic analysis tools for work zones, contracting methods, construction strategies, public information and outreach for work zones, and others.

Worker Safety for Highway Construction Standard

ANSI/ASSE A10.47-2009: Work Zone Safety for Highway Construction became effective on February 24, 2010 and applies to workers engaged in construction, utility work, maintenance, or repair activities on any area of a highway. It covers practices including Flagger Safety, Runover/Backover Prevention, Equipment Operator Safety, Illumination, Personal Protective Equipment, and more.

Work Zone Traffic Management

Managing traffic during construction is necessary to minimize traffic delays, maintain motorist and worker safety, complete roadwork in a timely manner, and maintain access for businesses and residents. Effective work zone traffic management includes assessing work zone impacts and documenting strategies for mitigating the impacts in a transportation management plan (TMP). The Work Zone Safety and Mobility Rule requires TMPs for all Federal-aid highway projects.

(Source: http://ops.fhwa.dot.gov/wz/traffic_mgmt/index.htm)

Work Zone Safety and Mobility Rule

The Work Zone Safety and Mobility Rule (Rule) was published on September 9, 2004 in the Federal Register. All state and local governments that receive federal-aid funding were required to comply with the provisions of the rule no later than October 12, 2007. The Rule updated and broadened the former regulation at 23 CFR 630 Subpart J to address more of the current issues affecting work zone safety and mobility. The changes to the regulation encouraged the broader consideration of the safety and mobility impacts of work zones across project development and the implementation of strategies that help manage these impacts during project delivery.

(Source: http://ops.fhwa.dot.gov/wz/resources/final_rule.htm)

Temporary Traffic Control

FHWA has published several documents and studies regarding temporary traffic control in highway maintenance.

•	Field Guide on Installation and Removal of Temporary Traffic Control (TTC) for Safe Maintenance and Work Zone Operations (PDF 845) - Provides field personnel with introductory guidance on proper setup and operation of TTC zones, which improves the safety of those working near traffic.
•	Work Zone Safety: Temporary Traffic Control for Maintenance Operations (PDF 283KB) - Provides seven fundamental principles for setting up TTC Zones to protect workers and incident responders and allow for the safe and efficient movement of road users.
•	Work Zone Positive Protection Toolbox (PDF 961KB) - Describes various types of positive protection devices and provides guidance on where and how each is typically used. These devices may be used to help protect road users from entering hazardous areas in work zones and to shield workers and pedestrians.

(Source: http://ops.fhwa.dot.gov/wz/workersafety/index.htm)

The Temporary Traffic Control Devised Rule (Subpart K of 23 CFR 630) provides guidance for devices, and we believe our products meet the requirements of the Rule.

Selected Federal Regulations

§ 630.1102 Purpose.

To decrease the likelihood of highway work zone fatalities and injuries to workers and road users by establishing minimum requirements and providing guidance for the use of positive protection devices between the work space and motorized traffic, installation and maintenance of temporary traffic control devices, and use of uniformed law enforcement officers during construction, utility, and maintenance operations, and by requiring contract pay items to ensure the availability of funds for these provisions. This subpart is applicable to all Federal-aid highway projects, and its application is encouraged on other highway projects as well.

§ 630.1110 Maintenance of temporary traffic control devices.

To provide for the continued effectiveness of temporary traffic control devices, each agency shall develop and implement quality guidelines to help maintain the quality and adequacy of the temporary traffic control devices for the duration of the project. Agencies may choose to adopt existing quality guidelines such as those developed by the American Traffic Safety Services Association (ATSSA) or other state highway agencies. A level of inspection necessary to provide ongoing compliance with the quality guidelines shall be provided.

Title to Properties

None.

We have an exclusive License and a non-exclusive Sub-License for certain Intellectual Property associated with the Kone dispenser and the Kone design, respectively.

Backlog of Orders

We currently have no orders for sales at this time.

Government Contracts

We have no government contracts.

Company Sponsored Research and Development

We are not conducting any research, although our products and future products may be in development.

Number of Persons Employed

As of April 14, 2016, we have no employees and 1 independent consultant. Our officers are spending part-time in this business – up to 10 hours per week.

PLAN OF OPERATIONS

Our Budget for operations in next fiscal year, 2016, is as follows:

APPLICATION OF FUNDS (1)
Working Capital	$250,000
General & Administrative	$250,000
Marketing & PR	$500,000
Total	$1,000,000

(1) These items are variable and no commitment has been obtained from any source.

We may change any or all of the budget categories in the execution of its business model. None of the line items are to be considered fixed or unchangeable. We may need substantial additional capital to support its budget. We have recognized minimal revenues from our existing operational activities.

We may need to raise additional funds to support not only our expected budget, but our continued operations. We cannot make any assurances that we will be able to raise such funds or whether we would be able to raise such funds with terms that are favorable to us. We may seek to borrow monies from lenders at commercial rates, but such lenders will probably be at higher than bank rates, which higher rates could, depending on the amount borrowed, make the net operating income insufficient to cover the interest.

If we are unable to begin to generate enough revenue to cover our operational costs, we will need to seek additional sources of funds. Currently, we have no committed source for any funds as of date hereof. No representation is made that any funds will be available when needed. In the event funds cannot be raised if and when needed, we may not be able to carry out our business plan and could fail in business as a result of these uncertainties.

We intend to conduct research and development, market research, product formulation, and will investigate regionally compounding licensed pharmacies for potential acquisition.

ITEM 1A. RISK FACTORS

An investment in our Company's securities involves a high degree of risk. You should carefully consider the following risk factors and all the other information contained in this document before you decide to buy our Company's shares. If any of the following risks related to our Company's business actually occurs, its business, financial condition and operating results would be adversely affected.

RISK FACTORS RELATED TO OUR COMPANY

Our securities are highly speculative and should be purchased only by persons who can afford to lose their entire investment in us. Each prospective investor should carefully consider the following risk factors, as well as all other information set forth elsewhere in this prospectus, before purchasing any of the shares of our common stock.

We have a lack of revenue history and investors cannot view our past performance since we are a start-up company.

We were formed on September 10, 2013 for the purpose of engaging in any lawful business and adopted a plan to engage in the traffic safety business. We have had one sales transaction since inception through Amazon.com for $1,725. We are not profitable and the business effort is considered to be in an early development stage. We must be regarded as a new or development venture with all of the unforeseen costs, expenses, problems, risks and difficulties to which such ventures are subject. We should be considered highly speculative.

We have limited working capital and limited cash funds.

Our capital needs are projected to be $1,250,000 during the next 12 months of operations. Such funds are not committed, at this time in any amount. Within the next six months additional financing requirements are projected to be $90,000. We have a note payable agreement in place with our current lender that will provide this funding need.

We have limited funds, and such funds may not be adequate to carry out the business plan. We have limited funds (as of December 31, 2015, we had $15,282 in cash on hand), and such funds may not be adequate to carry out the business plan. The ultimate success of our Company may depend upon our ability to raise additional capital. We have investigated the availability, source, or terms that might govern the acquisition of additional capital. If additional capital is needed, there is no assurance that funds will be available from any source or, if available, that they can be obtained on terms acceptable to us. If not available, our operations will be limited to those that can be financed with our modest capital.

The ultimate success of our Company may depend upon our ability to raise additional capital. Safe Lane Systems has investigated the availability, source, or terms that might govern the acquisition of additional capital. If additional capital is needed, there is no assurance that funds will be available from any source or, if available, that they can be obtained on terms acceptable to Safe Lane Systems. If not available, Safe Lane System’s operations will be limited to those that can be financed with its modest capital.

Our officers and directors may have conflicts of interest which may not be resolved favorably to us.

Certain conflicts of interest may exist between us and our officers and directors. Our Officers and Directors have other business interests to which they devote their attention and may be expected to continue to do so although management time should be devoted to our business. As a result, conflicts of interest may arise that can be resolved only through exercise of such judgment as is consistent with fiduciary duties to us. Our officer is spending part-time in this business – up to 10 hours per week.

We may in the future issue more shares which could dilute current stockholders.

We may issue further shares as consideration for the cash or assets or services out of our authorized but unissued common stock that would, upon issuance, represent more equity of our Company. The result of such an issuance would be those new stockholders and management would control our Company, and persons unknown could replace our management at this time. Such an occurrence could result in a greatly reduced percentage of ownership of our Company by our current shareholders and distributes and their purchasers in the event of resale, which could present significant risks to investors.

We will incur significant costs to be a public company to ensure compliance with U.S.. corporate governance and accounting requirements and we may not be able to absorb such costs.

We may incur significant costs associated with our public company reporting requirements, costs associated with newly applicable corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the Securities and Exchange Commission. We expect these costs to be approximately $50,000-$75,000 per year. We expect all of these applicable rules and regulations to significantly increase our legal and financial compliance costs and to make some activities more time consuming and costly. We also expect that these applicable rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers. We are currently evaluating and monitoring developments with respect to these newly applicable rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs. In addition, we may not be able to absorb these costs of being a public company which will negatively affect our business operations.

We are an “emerging growth company,” and any decision on our part to comply only with certain reduced disclosure requirements applicable to “emerging growth companies” could make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, and, for as long as we continue to be an “emerging growth company,” we expect and fully intend to take advantage of exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We could be an “emerging growth company” for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)2(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to opt in to the extended transition period for complying with the revised accounting standards. We have elected to rely on these exemptions and reduced disclosure requirements applicable to “emerging growth companies” and expect to continue to do so.

We may not be able to meet the filing and internal control reporting requirements imposed by the SEC which may result in a decline in the price of our common shares and an inability to obtain future financing.

As directed by Section 404 of the Sarbanes-Oxley Act, as amended by SEC Release No. 33-8934 on June 26, 2008, the SEC adopted rules requiring each public company to include a report of management on the company’s internal controls over financial reporting in its annual reports. In addition, the independent registered public accounting firm auditing a company’s financial statements may have to also attest to and report on management’s assessment of the effectiveness of the company’s internal controls over financial reporting. We may be required to include a report of management on its internal control over financial reporting. The internal control report must include a statement

•	Of management’s responsibility for establishing and maintaining adequate internal control over its financial reporting;

•	Of management’s assessment of the effectiveness of its internal control over financial reporting as of year end; and

•	Of the framework used by management to evaluate the effectiveness of our internal control over financial reporting.

Furthermore, our independent registered public accounting firm may be required to file its attestation on whether it believes that we have maintained, in all material respects, effective internal control over financial reporting.

While we expect to expend significant resources in developing the necessary documentation and testing procedures required by Section 404 of the Sarbanes-Oxley Act, there is a risk that we may not be able to comply timely with all of the requirements imposed by this rule. In the event that we are unable to receive a positive attestation from our independent registered public accounting firm with respect to our internal controls, investors and others may lose confidence in the reliability of our financial statements and our stock price and ability to obtain equity or debt financing as needed could suffer.

In addition, in the event that our independent registered public accounting firm is unable to rely on our internal controls in connection with its audit of our financial statements, and in the further event that it is unable to devise alternative procedures in order to satisfy itself as to the material accuracy of our financial statements and related disclosures, it is possible that we would be unable to file our Annual Report on Form 10-K with the SEC, which could also adversely affect the market price of our Common Stock and our ability to secure additional financing as needed.

The JOBS Act allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies.

Since, we have elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(1) of the JOBS Act, this election allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates.

Our common shares will not initially be registered under the exchange act and as a result we will have limited reporting duties which could make our common stock less attractive to investors.

Our common shares are not registered under the Exchange Act. As a result, we will not be subject to the federal proxy rules and our directors, executive officers and 10% beneficial holders will not be subject to Section 16 of the Exchange Act. In additional our reporting obligations under Section 15(d) of the Exchange Act may be suspended automatically if we have fewer than 300 shareholders of record on the first day of our fiscal year. Our common shares are not registered under the Securities Exchange Act of 1934, as amended, and we do not intend to register our common shares under the Exchange Act for the foreseeable future, provided that, we will register our common shares under the Exchange Act if we have, after the last day of our fiscal year, more than either (i) 2000 persons; or (ii) 500 shareholders of record who are not accredited investors, in accordance with Section 12(g) of the Exchange Act. As a result, although, upon the effectiveness of the registration statement of which this prospectus forms a part, we will be required to file annual, quarterly, and current reports pursuant to Section 15(d) of the Exchange Act, as long as our common shares are not registered under the Exchange Act, we will not be subject to Section 14 of the Exchange Act, which, among other things, prohibits companies that have securities registered under the Exchange Act from soliciting proxies or consents from shareholders without furnishing to shareholders and filing with the Securities and Exchange Commission a proxy statement and form of proxy complying with the proxy rules. In addition, so long as our common shares are not registered under the Exchange Act, our directors and executive officers and beneficial holders of 10% or more of our outstanding common shares will not be subject to Section 16 of the Exchange Act. Section 16(a) of the Exchange Act requires executive officers and directs, and persons who beneficially own more than 10% of a registered class of equity securities to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of common shares and other equity securities, on Forms 3, 4 and 5, respectively. Such information about our directors, executive officers, and beneficial holders will only be available through this (and any subsequent) registration statement, and periodic reports we file thereunder. Furthermore, so long as our common shares are not registered under the Exchange Act, our obligation to file reports under Section 15(d) of the Exchange Act will be automatically suspended if, on the first day of any fiscal year (other than a fiscal year in which a registration statement under the Securities Act has gone effective), we have fewer than 300 shareholders of record. This suspension is automatic and does not require any filing with the SEC. In such an event, we may cease providing periodic reports and current or periodic information, including operational and financial information, may not be available with respect to our results of operations.

Because our common stock is not registered under the Securities Exchange Act of 1934, as amended, our reporting obligations under section 15(d) of the Securities Exchange Act of 1934, as amended, may be suspended automatically if we have fewer than 300 shareholders of record on the first day of our fiscal year.

Our common stock is not registered under the Exchange Act, and we do not intend to register our common stock under the Exchange Act for the foreseeable future (provided that, we will register our common stock under the Exchange Act if we have, after the last day of our fiscal year, $10,000,000 in total assets and either more than 2,000 shareholders of record or 500 shareholders of record who are not accredited investors (as such term is defined by the Securities and Exchange Commission), in accordance with Section 12(g) of the Exchange Act). As long as our common stock is not registered under the Exchange Act, our obligation to file reports under Section 15(d) of the Exchange Act will be automatically suspended if, on the first day of any fiscal year (other than a fiscal year in which a registration statement under the Securities Act has gone effective), we have fewer than 300 shareholders of record. This suspension is automatic and does not require any filing with the SEC. In such an event, we may cease providing periodic reports and current or periodic information, including operational and financial information, may not be available with respect to our results of operations.

Our articles of incorporation provide for indemnification of officers and directors at our expense and limit their liability which may result in a major cost to us and hurt the interests of our shareholders because corporate resources may be expended for the benefit of officers and/or directors.

Our By-Laws include provisions that eliminate the personal liability of the directors of the Company for monetary damages to the fullest extent possible under the laws of the State of Colorado or other applicable law. These provisions eliminate the liability of directors to the Company and its stockholders for monetary damages arising out of any violation of a director of his fiduciary duty of due care. Under Colorado law, however, such provisions do not eliminate the personal liability of a director for (i) breach of the director’s duty of loyalty, (ii) acts or omissions not in good faith or involving intentional misconduct or knowing violation of law, (iii) payment of dividends or repurchases of stock other than from lawfully available funds, or (iv) any transaction from which the director derived an improper benefit. These provisions do not affect a director’s liabilities under the federal securities laws or the recovery of damages by third parties.

Reporting requirements under the Exchange Act and compliance with the Sarbanes-Oxley Act of 2002, including establishing and maintaining acceptable internal controls over financial reporting, are costly and may increase substantially.

The rules and regulations of the SEC require a public company to prepare and file periodic reports under the Exchange Act, which will require that the Company engage legal, accounting, auditing and other professional services. The engagement of such services is costly. Additionally, the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) requires, among other things, that we design, implement and maintain adequate internal controls and procedures over financial reporting. The costs of complying with the Sarbanes-Oxley Act and the limited technically qualified personnel we have may make it difficult for us to design, implement and maintain adequate internal controls over financial reporting. In the event that we fail to maintain an effective system of internal controls or discover material weaknesses in our internal controls, we may not be able to produce reliable financial reports or report fraud, which may harm our overall financial condition and result in loss of investor confidence and a decline in our share price.

As a public company, we will be subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Act of 2010 and other applicable securities rules and regulations. Despite recent reforms made possible by the JOBS Act, compliance with these rules and regulations will nonetheless increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources, particularly after we are no longer an “emerging growth company.” The Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and operating results.

We are not diversified and we will be dependent on only one business.

Because of the limited financial resources that we have, it is unlikely that we will be able to diversify our operations. Our probable inability to diversify our activities into more than one area will subject us to economic fluctuations within the traffic safety industry and therefore increase the risks associated with our operations due to lack of diversification.

We will depend upon management but we will have limited participation of management (which could be detrimental to the business.).

We currently have two individuals who are serving as our officers and directors for up to 10 hours per week each on a part-time basis. Our directors are also acting as our officers. Our directors and officers are, or may become, in their individual capacities, officers, directors, controlling shareholder and/or partners of other entities engaged in a variety of businesses. We will be heavily dependent upon our officers skills, talents, and abilities, as well as several consultants to us, to implement our business plan, and may, from time to time, find that the inability of the officers, directors and consultants to devote their full-time attention to our business results in a delay in progress toward implementing our business plan. Once we achieve more funding – other consultants may be employed on a part-time basis under a contract to be determined. See "Management." Because investors will not be able to manage our business, they should critically assess all of the information concerning our officers and directors.

We may be unable to obtain and retain appropriate patent and trademark protection of our products and services.

We may seek to protect our intellectual property rights (if any) through patents, trademarks, trade names, trade secrets and a variety of other measures. However, these measures may be inadequate to protect our intellectual property (to the extent we have any) or other proprietary information.

•	Trade secrets may become known by third parties. Our trade secrets or proprietary technology may become known or be independently developed by competitors.
•	Rights to patents applications and trade secrets may be invalidated. Disputes may arise with third parties over the ownership of our intellectual property rights. Patents may be invalidated, circumvented or challenged, and the rights granted under the patent application that provide us with a competitive advantage may be nullified.
•	Problems with future patent applications. Pending or future patent applications may not be approved, or the scope of the granted patent may be less than the coverage sought.
•	Infringement claims by third parties. Infringement, invalidity, right to use or ownership claims by third parties or claims for indemnification may be asserted by third parties in the future. If any claims or actions are asserted against us, we can attempt to obtain a license for that third party's intellectual property rights. However, the third party may not provide a license under reasonable terms, or may not provide us with a license at all.
•	Litigation may be required to protect any intellectual property rights. Litigation may be necessary to protect our intellectual property rights and trade secrets, to determine the validity of and scope of the rights of third parties or to defend against claims of infringement or invalidity by third parties. Such litigation could be expensive, would divert resources and management's time from our sales and marketing efforts, and could have a materially adverse effect on our business, financial condition and results of operations.

We can give no assurance of success or profitability to our stockholders.

There is no assurance that we will ever operate profitably. There is no assurance that we will generate revenues or profits, or that the market price of our common stock will be increased thereby.

We have authorized and designated a Class “A” Preferred Super Majority Voting Stock, which having voting rights superior to our common stock.

Class “A” Preferred Super Majority Voting Stock (the “Class “A” Preferred Stock”) of which 10,000,000 shares of preferred stock have been authorized for the class and the shares have a deemed purchase price at $0.0001 per share. All 10,000,000 Class “A” Preferred shares have been issued to our CEO, Paul D. Dickman. The holder of the Class “A” Preferred Stock has the ability to vote equivalent of 60% of our common stock in any vote of the common stockholders. The Class “A” Preferred Stock would have a voting equivalent of 60%, if issued at this time.

We have agreed to indemnification of officers and directors as is provided by Colorado Statutes.

Colorado Statutes provide for the indemnification of our directors, officers, employees, and agents, under certain circumstances, against attorney’s fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities our behalf. We will also bear the expenses of such litigation for any of our directors, officers, employees, or agents, upon such person’s promise to repay us therefore if it is ultimately determined that any such person shall not have been entitled to indemnification. This indemnification policy could result in substantial expenditures by us that we will be unable to recoup.

Our directors’ liability to us and stockholders is limited

Colorado Statutes exclude personal liability of our directors and our stockholders for monetary damages for breach of fiduciary duty except in certain specified circumstances. Accordingly, we will have a much more limited right of action against our directors that otherwise would be the case. This provision does not affect the liability of any director under federal or applicable state securities laws.

Burden to investors.

The financial risk of our activities will be borne primarily by existing shareholders, who will have contributed a significantly greater portion of our capital, than prior investors.

We will incur expenses in connection with SEC Filing Requirements and we may not be able to meet such costs, which could jeopardize our filing status with the SEC. Those costs are estimated to be $50,000 to 75,000 per year additional.

We will incur legal and accounting expenses as a result of being a public company in order to meet the filing requirements under the Securities and Exchange Act of 1934 (“34 Act”). We will see an increase in legal and accounting expenses as a result of such requirements. These costs can increase significantly if we are subject to comment from the SEC on its filings and/or is required to file supplemental filings for transactions and activities. If we are not compliant in meeting the filing requirements of the SEC, we could lose its status as a 1934 Act Company, which could compromise its ability to raise funds and to ever achieve trading status on the OTCBB.

RISK FACTORS RELATING TO OUR BUSINESS

We have a limited operating history. If we fail to generate revenues and profits in the future, we may exhaust our capital resources and be forced to discontinue operations.

We were organized in 2013 and have a limited operating history. The potential for us to generate profits depends on many factors, including the following:

•	our ability to secure adequate funding to facilitate the anticipated business plan and goals of the Company;

•	the size and timing of future client contracts, milestone achievement, service delivery and client acceptance;

•	success in developing, maintaining and enhancing strategic relationships with potential business partners;

•	actions by competitors towards the development and marketing of technologies, products and services that will compete directly with ours;

•	the costs of maintaining and expanding operations; and

•	our ability to attract and retain a qualified work force.

We cannot assure you that we will achieve any of the foregoing factors or realize profitability in the immediate future or at any time.

We expect operating results to fluctuate significantly in the future as a result of a variety of factors, many of which are outside of our control. Factors that may adversely affect our operating results include, among others, demand of our products, the budgeting cycles of potential customers, lack of enforcement of or changes in governmental regulations or laws, the amount and timing of capital expenditures and other costs relating to the expansion of our operations, the introduction of new or enhanced products and services by us or our competitors, the timing and number of new hires, changes in our pricing policy or those of our competitors, the mix of products, increases in the cost of raw materials, technical difficulties, incurrence of costs relating to product design changes, general economic conditions, and market acceptance of our products. As a strategic response to changes in the competitive environment, we may from time to time make certain pricing, service or marketing decisions or business combinations that could have a material adverse effect on our business, results of operations and financial condition. Any seasonality is likely to cause quarterly fluctuations in our operating results, and there can be no assurance that such patterns will not have a material adverse effect on our business, results of operations and financial condition. We may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall.

Because of the products and services we offer and will offer, we may become subject to significant product liability exposure.

We will be dependent on third party suppliers for various components used in our current technology and products. Some of the components that we procure from third party suppliers include engineering, manufacturing, and sales, some of which are the sole source of the components. The cost, quality and availability of components are essential to the successful production and sale of our products. Any significant disruption in the source of these components could seriously impact production of our products and seriously harm our ability to market these products.

If we are unable to compete effectively with existing or new competitors, our resulting loss of competitive position could result in price reductions, fewer customer orders, reduced margins and loss of market share.

There are numerous competitors in the market places in which we will be marketing our products and we expect competition to increase in the future. Many of our competitors may have significantly greater financial, technical and marketing resources than we do. These competitors may be able to respond more rapidly to new or emerging technologies or changes in customer requirements. They may also be able to devote greater resources to the development, promotion and sale of their products. Increased competition could result in price reductions, fewer customer orders, reduced margins and loss of market share. Our failure to compete successfully against current or future competitors could seriously harm our business, financial condition and results of operations.

We may not be able to manage future growth effectively, which could adversely affect our operations and financial performance.

The ability to manage and operate our business as we execute our development and growth strategy will require effective planning. Significant rapid growth could strain management and internal resources and cause other problems that could adversely affect our financial performance. We expect that our efforts to grow will place a significant strain on personnel, management systems, infrastructure and other resources. Our ability to manage future growth effectively will also require us to successfully attract, train, motivate, retain and manage new employees and continue to update and improve our operational, financial and management controls and procedures. Further, our ability to successfully offer our products and implement our business plan in a rapidly evolving market requires an effective planning and management process. We plan to increase the scope of our operations domestically and our anticipated growth in future operations will continue to place, a significant strain on our management systems and resources. If we do not manage our growth effectively, our operations could be adversely affected, resulting in slower growth and a failure to achieve or sustain profitability.

Changing Traffic Safety Standards could impact our product sales efforts.

The federal and state standards for traffic management are subject to ongoing changes and such changes may have an impact in the future on our products that cannot be determined.

We intend to rely on outside consultants, manufacturers and suppliers.

We intend to rely on the experience of outside consultants, manufacturers and suppliers. In the event that one or more of these consultants, manufacturers, or suppliers terminates with us, or becomes unavailable, suitable replacements will need to be obtained and there is no assurance that such replacement could be obtained under conditions favorable to us.

We may rely on strategic relationships to promote our product.

As a recently formed company, we intend to rely on strategic partnerships with outside companies and individuals to promote our products, thus making the future success of our business particularly contingent on the efforts of other parties. Our products are designed to serve several markets. An important part of our strategy is to promote acceptance of our products through product alliances with distributors who we feel could assist us with our promotion strategies. Our dependence on outside distributors, however, raises potential risks with respect to the future success of our business. Our success is dependent on the successful completion and commercial deployment of our products and on the future commitment of our distributors to our products and technology.

We will rely on suppliers, manufacturers and others.

We intend to rely on key vendors and suppliers to provide high quality products and services on a consistent basis. We must use outside facilities and contract manufacturers to produce and prove products which include manufacturing facilities, warehouses, shippers, testing companies and other critical vendor partners. Our future success will be contingent on the efforts and performance of these relationships. We may have difficulty in locating or using alternative resources should supply problems arise with any one supplier. An interruption or reduction in the source of supply of any of the component materials, or an unanticipated increase in vendor prices, could materially affect our operating results and damage customer relationships as well as our business.

Our Management has broad discretion in Budget usage.

We expect to use our limited capital for general corporate purposes, including working funds, capital expenditures, promotional and marketing expenditures and to fund anticipated operating losses. In addition, we may use an unspecified portion of any future capital raised to acquire or invest in complementary products, IP and technologies if a favorable opportunity to make such an acquisition or investment arises. In the ordinary course of business, we expect to evaluate potential acquisitions of products and technologies, which complement our business model. In addition, from time to time, we will evaluate the usage of cash to determine whether the then existing uses and apportionment should be changed. Accordingly, our management will have broad discretion in the application of our budgets. The failure of our management to apply funds effectively could have a material adverse effect on our business, results of operations and financial condition.

Our success depends upon compliance with our Master I.P. License Agreement.

In the second quarter of 2014, we entered into a Master I.P. License Agreement relating to the safety cone dispenser and flexible marker device with Superior Traffic Controls, Inc., a California corporation who is the owner of certain intellectual property relating to each of the aforesaid devices. Therefore, this agreement is exclusive as it relates to the safety cone dispensing device and non-exclusive as it relates to the flexible marker device. In the event that we do not meet certain conditions in the Master I.P. License Agreement, we could lose our right to manufacture and distribute the cone dispenser. Our success will depend significantly upon this license agreement and the proprietary technologies covered by said license agreement.

Our CEO has an incentive to generate revenues, but which may reduce our profitability.

Paul Dickman, our CEO is entitled to an 8% administrative fee on our total billings. This fee is substantial enough that it might be the difference between profitability on revenues and unprofitability, which could negatively impact our profitability, and therefore or investors.

Forward looking statements and associate risks.

This Form 10-K contains certain forward-looking statements, including among others: (i) the projected time for commencing operations; (ii) anticipated trends in our financial condition and results of operations; (iii) our business strategy for its plan of operations; and (iv) our ability to distinguish itself from its current and future competitors. These forward-looking statements are based largely on our current expectations and are subject to a number of risks and uncertainties. Actual results could differ materially from these forward looking statements. In addition to other risks described elsewhere in this “Risk Factors” discussion, important factors to consider in evaluating such forward-looking statements include (i) changes to external competitive market factors or in our internal budgeting process which might impact trends in our results of operations; (ii) anticipated working capital or other cash requirements; (iii) changes in our business strategy or an inability to execute our strategy due to unanticipated changes in the industry in which we will operate; and (iv) various competitive factors that may prevent us form competing successfully in the marketplace. In light of these risks and uncertainties, many of which are described in greater detail elsewhere in this “Risk Factors” discussion, there can be no assurance that the events predicted in forward-looking statements contained in this Prospectus will in fact transpire.

Our continuation as a going concern is dependent on additional financing, as our operations are capital intensive and future capital expenditures are expected to be substantial.

Our future success is dependent on our ability to attract additional capital and ultimately, upon our ability to develop future profitable operations. There can be no assurance that we will be successful in obtaining such financing, or that it will attain positive cash flow from operations. Management believes that actions future actions to be taken to revise our operating and financial requirements may provide the opportunity for us to continue as a going concern.

RISK FACTORS RELATED TO OUR STOCK

A limited public market exists for our common stock at this time, and there is no assurance of a future market.

There is a limited public market for our common stock, and no assurance can be given that a market will will continue or that a shareholder ever will be able to liquidate his investment without considerable delay, if at all. If a market should develop, the price may be highly volatile. Factors such as these discussed in the “Risk Factors” section may have a significant impact upon the market price of the shares offered hereby. Due to the low price of our securities, many brokerage firms may not be willing to effect transactions in our securities. Even if a purchaser finds a broker willing to effect a transaction in our shares, the combination of brokerage commissions, state transfer taxes, if any, and any other selling costs may exceed the selling price. Further, many lending institutions will not permit the use of our shares as collateral for any loans.

Our stock, will in all likelihood be thinly traded and as a result you may be unable to sell at or near ask prices or at all if you need to liquidate your shares.

The shares of our common stock may be thinly-traded. We are a small company which is relatively unknown to stock analysts, stock brokers, institutional stockholders and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven, early stage company such as ours or purchase or recommend the purchase of any of our securities until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our securities is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on Securities price. We cannot give you any assurance that a broader or more active public trading market for our common Securities will develop or be sustained, or that any trading levels will be sustained. Due to these conditions, we can give stockholders no assurance that they will be able to sell their shares at or near ask prices or at all if they need money or otherwise desire to liquidate their securities.

Our common stock may be volatile, which substantially increases the risk that you may not be able to sell your securities at or above the price that you may pay for the security.

If we are able to obtain an exchange listing of our common stock in the future, because of the possible price volatility, you may not be able to sell your shares of common stock when you desire to do so. The inability to sell your securities in a rapidly declining market may substantially increase your risk of loss because of such illiquidity and because the price for our securities may suffer greater declines because of our price volatility.

The price of our common stock that will prevail in the market after this offering may be higher or lower than the price you may pay. Certain factors, some of which are beyond our control, that may cause our share price to fluctuate significantly include, but are not limited to the following:

•	Variations in our quarterly operating results;
•	Loss of a key relationship or failure to complete significant transactions;
•	Additions or departures of key personnel; and
•	Fluctuations in stock market price and volume.

Additionally, in recent years the stock market in general, has experienced extreme price and volume fluctuations. In some cases, these fluctuations are unrelated or disproportionate to the operating performance of the underlying company. These market and industry factors may materially and adversely affect our stock price, regardless of our operating performance. In the past, class action litigation often has been brought against companies following periods of volatility in the market price of those companies common stock. If we become involved in this type of litigation in the future, it could result in substantial costs and diversion of management attention and resources, which could have a further negative effect on your investment in our stock.

If we cannot pay the note payable for $395,000 it could subject us to a lawsuit and potential judgment

We owe a note for $395,000 which is due December 31, 2015 and if we do not pay the note, the holder could sue on the note and obtain a judgment and levy and execute on our assets, which could cause our business to fail. As of April 14, 2016 we are currently in default and are in the process or refinancing the note with the note holder.

The regulation of penny stocks by the SEC and FINRA will discourage the tradability of our securities.

We are a “penny stock” company, as our stock price is less than $5.00 per share. Even if we were able to obtain an exchange listing for our stock, we cannot make an assurance that we will be able to maintain a stock price greater than $5.00 per share and if the share price was to fall to such prices, that we wouldn’t be subject to the “Penny Stocks” rules. None of our securities currently trade in any market and, if ever available for trading, will be subject to a Securities and Exchange Commission rule that imposes special sales practice requirements upon broker-dealers who sell such securities to persons other than established customers or accredited stockholders. For purposes of the rule, the phrase “accredited stockholders” means, in general terms, institutions with assets in excess of $5,000,000, or individuals having a net worth in excess of $1,000,000 or having an annual income that exceeds $200,000 (or that, when combined with a spouse’s income, exceeds $300,000). For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser’s written agreement to the transaction prior to the sale. Effectively, this discourages broker-dealers from executing trades in penny stocks. Very few brokers now affect such trades. Consequently, the rule will affect the ability of purchasers in this offering to sell their securities in any market that might develop therefore because it imposes additional regulatory burdens on penny stock transactions.

In addition, the Securities and Exchange Commission has adopted a number of rules to regulate “penny stocks". Such rules include Rules 3a51-1, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6, 15g-7, and 15g-9 under the Securities and Exchange Act of 1934, as amended. Because our securities constitute “penny stocks” within the meaning of the rules, the rules would apply to us and to our securities. The rules will further affect the ability of owners of shares to sell our securities in any market that might develop for them because it imposes additional regulatory burdens on penny stock transactions.

Investors should be aware that, according to Securities and Exchange Commission, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) “boiler room” practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired consequent investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities.

Investors in penny stocks have limited remedies in the event of violations of penny stock rules. While the courts are always available to seek remedies for fraud against us, most, if not all, brokerages require their customers to sign mandatory arbitration agreements in conjunctions with opening trading accounts. Such arbitration may be through an independent arbiter. Stockholders may file a complaint with FINRA against the broker allegedly at fault, and FINRA may be the arbiter, under FINRA rules. Arbitration rules generally limit discovery and provide more expedient adjudication, but also provide limited remedies in damages usually only the actual economic loss in the account. Stockholders should understand that if a fraud case is filed an against a company in the courts it may be vigorously defended and may take years and great legal expenses and costs to pursue, which may not be economically feasible for small stockholders.

Without arbitration agreements, specific legal remedies available to stockholders of penny stocks include the following:

If a penny stock is sold to the investor in violation of the requirements listed above, or other federal or states securities laws, the investor may be able to cancel the purchase and receive a refund of the investment.

If a penny stock is sold to the investor in a fraudulent manner, the investor may be able to sue the persons and firms that committed the fraud for damages.

The fact that we are a penny stock company will cause many brokers to refuse to handle transactions in the stocks, and will discourage trading activity and volume, or result in wide disparities between bid and ask prices. These may cause stockholders significant illiquidity of the stock at a price at which they may wish to sell or in the opportunity to complete a sale. Stockholders will have no effective legal remedies for these illiquidity issues.

We will pay no foreseeable dividends in the future.

We have not paid dividends on our common stock and do not ever anticipate paying such dividends in the foreseeable future. Stockholders whose investment criteria are dependent on dividends should not invest in our common stock.

Rule 144 sales in the future may have a depressive effect on our stock price.

All of the outstanding shares of common stock are held by our present officers, and directors, stockholders as "restricted securities" within the meaning of Rule 144 under the Securities Act of 1933, as amended. As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Act and as required under applicable state securities laws. Rule 144 provides in essence that a person who has held restricted securities for six months may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed the greater of 1.0% of a company's outstanding common stock or the average weekly trading volume during the four calendar weeks prior to the sale. There is no limit on the amount of restricted securities that may be sold by a non-affiliate after the owner has held the restricted securities for a period of six months. A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to subsequent registration of shares of common stock of present stockholders, may have a depressive effect upon the price of the common stock in any market that may develop.

Our stockholders may suffer future dilution due to issuances of shares for various considerations in the future.

There may be substantial dilution to our stockholders as a result of future decisions of the Board to issue shares without shareholder approval for cash, services, or acquisitions.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. DESCRIPTION OF PROPERTIES

Our mailing address is 1624 Market Street, Suite 202, Denver, CO 80202. The Company does not hold any real property. The officers operate virtually via the internet.

ITEM 3. LEGAL PROCEEDINGS

To the best of our knowledge and belief, there is no pending legal action against the Company.

ITEM 4. MINE SAFETY DISCLOSURE.

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The following table sets forth the range of high and low sales prices for the Company’s common stock for each of the fiscal quarters for the past two years as reported on the OTC Bulletin Board. These prices represent inter-dealer prices without adjustments for mark-up, mark-down, or commission and do not necessarily reflect actual transactions.

Our common stock’s trading symbol is “SFLL”. As of April 14, 2016 there have been no public sales transactions.

Holders. As of December 31, 2015, there were approximately 1 holders of record of the common stock. We believe that we have approximately 50 beneficial owners of our common stock. In many instances, a registered stockholder is a broker or other entity holding shares in street name for one or more customers who beneficially own the shares.

The Company has engaged Mountain Share Transfer, Inc., P.O. Box 191767, Atlanta, Georgia 31119, phone (303)460-1149/ fax (404) 816-8830 as its transfer agent for its securities.

Dividends. We have not paid or declared cash distributions or dividends on our common stock and do not intend to pay cash dividends in the foreseeable future due to our illiquidity and inability to support operations to support our operations without funding from our officers, directors and shareholders. Future cash dividends will be determined by our board of directors based upon our earnings, financial condition, capital requirements and other relevant factors. We cannot provide any assurances or guarantees that any agreement for financing will not provide for restrictions on any future dividend payments, though our existing promissory notes do not have any such provisions.

Recent Sales of Unregistered Securities

We made no unregistered sales of our securities from January 1, 2015 through December 31, 2015.

ITEM 6. SELECTED FINANCIAL AND OPERATING DATA

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our audited financial statements and notes thereto included herein. In connection with, and because we desire to take advantage of, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or on our behalf. We disclaim any obligation to update forward-looking statements.

The independent registered public accounting firm’s report on the Company’s consolidated financial statements as of December 31, 2015, and for each of the years in the two-year period then ended, includes a “going concern” explanatory paragraph, that describes substantial doubt about the Company’s ability to continue as a going concern.

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

PLAN OF OPERATIONS

We did not have any revenues and did not recognize any income as of December 31, 2015. We have negative capital and only our intangible assets, which consist of our business plan, relationships, contracts, and sublicense agreements to manufacture and market the Kone General and the Spring Cone. We are illiquid and need cash infusions from investors or shareholders to provide capital, or loans from any sources, none of which have been arranged nor assured.

Our plan of operations is as follows:

Our Goals for the next year are as follows:

FUTURE MILESTONES

•	Generate additional capital to allow us to fund customer field trials.

•	Fully implement direct and online sales marketing strategy.

1st Quarter 2016

As of April 9, 2015, the Company had a cash balance of approximately $15,000. At a current monthly cash burn rate of $12,500, it is estimated that we will run out of cash before the end of February 2016.

Our milestones in this time period will be to receive additional financing through a private placement, have a design for two Kone General prototypes, refinance or pay off the note payable to Superior Traffic Controls, Inc., and enter into a manufacturing agreement to build the two prototypes. We will need to raise additional debt or equity capital for funding of operations beyond the second quarter. If no additional capital is obtained and the Company is not able to refinance or pay off the note to Superior Traffic Controls, Inc., it is highly probable that Safe Lane Systems, Inc. will cease operations.

Company's operations during this quarter entirely depend on successfully obtaining additional capital. We intend to complete production of two Kone General prototypes before the end of April 2016. It will take approximately $40,000 to build these prototypes. Once the two prototypes are built, we intend to spend approximately $50,000 on field testing and necessary procedures to obtain regulatory approval. The Company will incur approximately $75,000 on general and administrative expenses during this quarter, which may be partially used to compensate for expenses associated with field testing and regulatory approval. We will identify the most promising sales channels to utilize after the product receives regulatory approval.

During this quarter, primary milestones will be to build and obtain regulatory approval for two Kone General prototypes.

3rd Quarter 2016

Company's operations, during this time period, rely on successfully obtaining sufficient financing as well as completing production and obtaining regulatory approval for two Kone General prototypes. The primary focus during this quarter will be on marketing and sales assuming that the manufacturing relationship has been proven and we achieved desired results with the product. It will be important to achieve limited manufacturing with a firm delivery date. The Company plans to allocate $80,000 to cover marketing and sales expenses. The budget for sales and marketing will be partially utilized to hire at least two sales representatives, who will be responsible to establish a sales channel through a network of manufacturer's representatives and/or approach DOTs (Department of Transportation) in various states.

The milestones during this quarter will be to achieve market acceptance for the Kone General and to sell sample units. If we are unable to achieve either or both of such milestones, we will have to extend into the following quarter. If we have orders, we will try to partially finance manufacturing production with some type of accounts receivable financing or issue additional stock, which is not yet arranged and of which there can be no assurance.

4th Quarter 2016

Assuming any success in the prior quarter with sales and deliveries, our emphasis in this quarter will again be to increase sales and manufacturing output. We estimate using approximately $250,000 on marketing and general and administrative expenses. We will increase sales staff in an expanded nationwide marketing efforts, with resulting expense increases. However, we may have to allocate marketing funds to support manufacturing of ordered units. The Company will have to secure either accounts receivable financing or obtain additional capital to support the sales cycle.

1st Quarter 2017

Assuming success in the prior quarter with sales and deliveries, our emphasis in this quarter will again be to increase sales and manufacturing output. We estimate we will continue to invest approximately $250,000 on marketing and general and administrative expenses. We will increase sales staff in expanded nationwide marketing efforts, with resulting expense increases. As in previous quarter, the Company will have to secure either accounts receivable financing or obtain additional capital to support the sales cycle.

Our dominant milestone is the achievement of significant sales increase over the prior quarter. We intend to focus on continuing to build sales and having sustainable manufacturing.

We will need to seek private placements of debt or equity capital in order to fund operations beyond twelve months of operations to support growth in sales and manufacturing.

Our Budget for operations through the first quarter of 2017 is as follows:

APPLICATION OF FUNDS (1)
Working Capital	$250,000
General & Administrative	$250,000
Marketing & PR	$355,000
Total	$855,000

(1) These items are variable and no commitment has been obtained from any source.

The Company may change any or all of the budget categories in the execution of its business model. None of the line items are to be considered fixed or unchangeable. The Company may need substantial additional capital to support its budget.

We intend to conduct a private offering raise up to one million, two hundred fifty dollars ($1,250,000) in the next twelve months with a structure not yet determined as debt or equity. As of April 9, 2016, the Company had sold no shares. We cannot give any assurances that we will be able to raise the full $1,250,000 to fund the budget.

Further, we will need to raise additional funds to support not only our expected budget, but our continued operations. We cannot make any assurances that we will be able to raise such funds or whether we would be able to raise such funds with terms that are favorable to us.

After the twelve month period, we will need to secure an additional $1,000,000 in financing to sustain ongoing operations and support the manufacturing and sales cycle. If we are unable to secure required funding, it may not be possible to continue operations.

No commitments, excluding the $250,000 note payable, have been made to provide additional by our management or other stockholders. Accordingly, there can be no assurance that any additional funds will be available to us to allow it to cover our expenses as they may be incurred.

Our independent registered public accounting firm’s report on our financial statements as of December 31, 2015 and 2014, includes a “going concern” explanatory paragraph that describes substantial doubt about our ability to continue as a going concern.

OFF BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements.

Our Budget for operations in next year is as follows:

Working capital	$250,000
Marketing and PR	355,000
General and administrative expenses	250,000
Total expenses	$855,000

We will need substantial additional capital to support our proposed future traffic cone operations. We have no revenues. We have no committed source for any funds as of date here. No representation is made that any funds will be available when needed. In the event funds cannot be raised when needed, we may not be able to carry out our business plan, may never achieve sales or royalty income, and could fail in business as a result of these uncertainties. If our initial prospect appears uneconomical after evaluation we will seek other prospects it the area to acquire or farm into.

We may also consider a private placement or public offering of our common stock, if the market conditions allow at the time. No price, schedule or terms for such an offering has been determined at this time. We expect to expend funds on a quarterly basis, as follows:

Cash on Hand	$(15,000)
2nd Quarter 2016	$210,000
3rd Quarter 2016	$210,000
4th Quarter 2016	$210,000
1st Quarter 2016 (1)	$620,000
Total	$1,250,000

(1) Including debt repayment of $395,000

Results of Operations for the Years Ended December 31, 2015 and December 31, 2014

There were no revenues in the year ended December 30, 2014. However, there was one sale on the amazon.com platform resulting in $1,725 in revenue in the period ended December 31, 2015.

Expenses increased from $122,507 in the year ended December 31, 2014 to $261,052 for the year ending December 31, 2015. This increase was primarily related to hiring marketing and sales staff as well as increased legal fees. The marketing and sales staff were terminated in the first quarter of 2016 as the Company determined it needed to spend additional effort developing its products prior to executing its sales plan.

Liquidity and Capital Resources

During the year ended December 31, 2015 the Company received $185,000 from the issuance of notes payable as compared to $160,000 received in the year ended December 31, 2014.

During the twelve months ending December 31, 2016 the Company estimates it will need a minimum of approximately $1,250,000 to implement its business plan. Other than the foregoing, the Company does not know of any trends, events or uncertainties that have had, or are reasonably expected to have, a material impact on sales, revenues or income from continuing operations, or liquidity and capital resources.

Short Term

On a short-term basis, we do not generate any revenue or revenues sufficient to cover operations. Based on prior history, we will continue to have insufficient revenue to satisfy current and recurring liabilities as it seeks explore.

No commitments to provide additional funds have been made by our management or other stockholders. Accordingly, there can be no assurance that any additional funds will be available to us to allow it to cover our expenses as they may be incurred.

Capital Resources

We have only common stock and notes payable as our capital resource.

Need for Additional Financing

We do not have capital sufficient to meet our cash needs. We will have to seek loans or equity placements to cover such cash needs. Once full business operations commences, our needs for additional financing is likely to increase substantially.

Within the next twelve months we will need to secure an additional $1,250,000 in financing to implement our plan of operations. After the twelve month period we will need to secure an additional $1,500,000 in financing to fully implement our plan of operations. If we are unable to secure required funding, it may be unable to continue operations.

No commitments, excluding the $250,000 note payable, have been made to provide additional by our management or other stockholders. Accordingly, there can be no assurance that any additional funds will be available to us to allow it to cover our expenses as they may be incurred.

Material Agreements

We have a License (Master IP License) which requires us to commence Sales and Manufacture under the License by January 1, 2016. Similarly, our Sub License (non-exclusive) provides that we must commence sales/manufacturing by January 1, 2016. We completed the requirement with one sale via Amazon.com.

Critical Accounting Policies

Cash and Cash Equivalents

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

Intangible Assets, Patents

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

Net Income (Loss) per share

The net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares of common outstanding. Warrants, stock warrants, and common stock issuable upon the conversion of the Company’s preferred stock (if any), are not included in the computation if the effect would be anti-dilutive and would increase the earnings or decrease loss per share.

Revenue Recognition

The Company is currently in the Development stage and has only had one sale. Revenue is recognized on an accrual basis once product is shipped and payment is reasonably assured.

Financial Instruments

The carrying value of the Company’s financial instruments, including cash and cash equivalents, as reported in the accompanying balance sheet, are stated at fair value.

Stock-Based Compensation

The Company adopted the provisions of and accounts for stock-based compensation using an estimate of value in accordance with the fair value method. Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which generally is the vesting period. The Company elected the modified-prospective method, under which prior periods are not revised for comparative purposes. The valuation method applies to new grants and to grants that were outstanding as of the effective date and are subsequently modified.

Fair Value of Financial Instruments

The carrying amount of accounts payable is considered to be representative of respective fair values because of the short-term nature of these financial instruments.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements and supplementary data are included herein commencing on page 34.

SAFE LANE SYSTEMS, INC.

FINANCIAL STATEMENTS

For the years ended December 31, 2015 and 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Safe Lane Systems, Inc.:

We have audited the accompanying balance sheets of Safe Lane Systems, Inc. (“the Company”) as of December 31, 2015 and 2014 and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Safe Lane Systems, Inc., as of December 31, 2014 and 2013, and the results of its operations and its cash flows for the years then ended, in conformity generally accepted accounting principles in the United States of America.

The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the Company's internal control over financial reporting. Accordingly, we express no such opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern.

The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BF Borgers CPA PC

BF Borgers CPA PC

Lakewood, CO

April 13, 2016

Safe Lane Systems, Inc.

Balance Sheet

	December 31, 2015	December 31, 2014
Assets
Current Assets
Cash and cash equivalents	$15,282	$88,494
Total Current Assets	$15,282	$88,494

Non-current Assets
Patent Sublicense, net	$1,711	$2,009
Total Non-current Assets	$1,711	$2,009

Total Assets	$16,993	$90,503

Liabilities and Stockholders' Equity
Commitments and Contingencies
Current Liabilities
Accounts Payable	$1,080	$–
Unsecured, short-term notes payable	$395,000	$210,000
Accrued Liabilities	$14,942	2,764
Total Current Liabilities	$411,022	$212,764

Stockholders' Equity
Class A super voting preferred stock, $0.0001 par value;
10,000,000 shares authorized, issued and outstanding	$1,000	$1,000
Class B non-voting preferred stock, $0.0001 par value;
50,000,000 shares authorized; 0 and 22,768,273 issued and	$–	2,277
outstanding as of December 31, 2015 and December 31, 2014
Common Stock, $0.0001 par value:
500,000,000 shares authorized, 25,118,273 and 2,000,000 issued
and outstanding as of December 31, 2015 and December 31, 2014	$2,512	200
Additional paid-in-capital	$801	801
Accumulated earnings	$(398,342)	$(126,539)

Total Stockholders' Equity	$(394,029)	$(122,261)

Total Liabilities and Stockholders' Equity	$16,993	$90,503

The accompanying notes are an integral part of these financial statements

Safe Lane Systems, Inc.

Statement of Operations

For the Twelve Months Ended December 31, 2015 and 2014

	Twelve Months Ended December 31,
	2015	2014
Ordinary Income/Expense

Revenue	$1,725	$–
Total Revenue	$1,725	$–

Expense
General & Administrative Expense	$18,094	$25,283
Stock Based Compensation	$–	$1
Professional & Contract Expense	242,958	97,223
Total Expense	$261,052	$122,507

Net Income/(Loss) from Operations	$(259,327)	$(122,507)

Other Income/Expense
Interest Income	$–	$–
Amortization	$298	$268
Interest Expense	$12,178	$2,764
Total Other Income/Expense	$12,476	$3,032

Net Income/(Loss)	$(271,803)	$(125,539)

Net Income/(Loss) per share (basic and diluted)	$(0.01)	$(0.06)

Weighted average number of common shares outstanding	24,768,273	2,000,000

The accompanying notes are an integral part of these unaudited financial statements

Safe Lane Systems, Inc.

Statement of Stockholders’ Equity (Deficit)

	Common Stock		Preferred Stock Class A		Preferred Stock Class B		Additional Paid in	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balances at September 10, 2013 (Inception)	–	$–	–	$–	–	$–	$–	$–	$–
September 10, 2013 2,000,000 shares of common stock issued for $1,000 to founder at $.0001 per share	2,000,000	$200					$800	$–	$1,000
September 10, 2013 10,000,000 shares of Class A, $0.0001 par value preferred stock to founder for services			1,000,000	$1,000			$–	$–	$1,000
Net loss								$(1,000)	$(1,000)
Balance December 31, 2013	2,000,000	200	1,000,000	1,000	–	–	$800	$(1,000)	$1,000

September 10, 2013 22,768,2730 shares of Class B, $0.0001 par value preferred stock issued for sublicense agreement valued at $2,277					22,768,273	$2,277	$–		$2,277
Stock issued for services							$1		$1
Net income								$(125,539)	$(125,539)
Balance December 31, 2014	2,000,000	$200	1,000,000	$1,000	22,768,273	$2,277	$801	$(126,539)	$(122,261)

Conversion to common stock	22,768,273	$2,277			(22,768,273)	$(2,277)			$–
Stock issued for services	350,000	$35							$35
Net Income								$(271,803)	$(271,803)
Balance December 31, 2015	25,118,273	$2,512	$1,000,000	$1,000	$–	$–	$801	$(398,342)	$(394,029)

The accompanying notes are an integral part of these financial statements

Safe Lane Systems, Inc.

Statement of Cash Flow

For the Twelve Months Ended December 31, 2015 and 2014

	12 Months Ended
	2015	2014
Cash Flows From Operating Activities
Net Income	$(271,803)	$(125,539)

Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Amortization	$299	$268
Stock Based Compensation	35	1

Changes in operating Assets and Liabilities:
Accounts Payable	$1,080	$–
Other Accrued Liabilities	12,177	2,764

Net Cash Provided by (used for) Operating Activities	$(258,212)	$(122,506)

Cash Flows from Investing Activities:	$–	$–

Cash Flow from Financing Activities:
Superior Traffic Controls Loan	$185,000	$210,000
Net cash provided by Financing Activities	$185,000	$210,000

Net Increase (Decrease) in Cash	$(73,212)	$87,494

Cash at Beginning of Period	$88,494	$1,000

Cash at End of Period	$15,282	$88,494

The accompanying notes are an integral part of these unaudited financial statements

SAFE LANES SYSTEMS, INC.

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2015

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

Fiscal year - The Company employs a fiscal year ending December 31.

Basis of Presentation - The accompanying financial statements have been prepared in accordance with Generally Accepted Accounting Principles in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial information and the instructions to Form 10-K and Article 10 of Regulation S-X. In the opinion of the Company’s management, the information contained herein reflects all adjustments necessary for a fair presentation of the Company’s results of operations, financial position and cash flows. All such adjustments are of a normal, recurring nature.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications - Certain amounts in the prior period’s financial statements have been reclassified to conform to the current quarter’s presentation and to correct prior period errors.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less as cash equivalents. As of December 31, 2015, the Company had cash and cash equivalents of $15,282 as compared to cash and cash equivalents of $88,494 as of December 31, 2014.

Cash Flows - During the year period ending December 31, 2015, the Company primarily utilized cash proceeds from an unsecured short term loan to fund its operations.

Cash flows used by operations for the period ended December 31, 2015 and 2014 were $258,213 and $122,505 respectively.

Impairment of Long-life Assets

In accordance with ASC Topic 360, the Company reviews its long-lived assets, including property, plant and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. No impairment was deemed necessary as of December 31, 2015 and December 31, 2014.

Intangible Assets, Patents

During the second quarter of 2014 fiscal year the Company acquired the exclusive license rights and intellectual property for the patent of the Kone General device which expires July 2022. As payment for the license rights the company agreed to issue 22,768,273 shares of class B preferred, nonvoting shares to the shareholders of the original license holders “Superior Traffic Controls”. The Company accounts for its patent sub-license in accordance with ASC 350-30-30 “Intangibles – goodwill and other” and 805-50-30 and 805-50-15 related to “Business Combinations” by recognizing the fair value to the amount paid by the company for the asset at the time of purchase. Since Safe Lanes Systems has a limited operating history management determined to use par value as the value recognized for the transaction. Since the patent has a predetermined, finite life span, the cost of the asset will be recognized on a straight line basis over the remaining life of the patent. In addition, each period the Company will evaluate the intangible asset for impairment. As of December 31, 2015 no impairment was deemed necessary.

	December 31, 2015	December 31, 2014
Patents	$2,277	$2,277
Less: Accumulated Amortization	(446)	(268)
	$1,831	$2,009

Amortization expense for the year ended December 31, 2015 and 2014 was $299 and $268 respectively.

Accounts payable and accrued liabilities

Accounts payable and accrued liabilities consisted of accrued interest of $14,942 and $2,764 at December 31, 2015 and December 31, 2014, respectively. Accounts payable were $1,080 and $0 at December 31, 2015 and 2014, respectively.

Unsecured, short-term notes payable

The Company received $50,000 of funding in the form of an informal loan from the original holder of the license to the Kone-General patent loan license agreement in the year ending December 31, 2013. The company formalized an unsecured, short-term note of $250,000 at 4% from this group in the second quarter of 2014. As of December 31, 2014 the Company received an additional $160,000 of funding and then through December 31, 2015 the Company received an additional $40,000 in funding on this loan for a total of $250,000. An additional $145,000 was borrowed from this same source, under the same terms with a verbal agreement in place. The company recognized $2,764 and $12,178 in interest expense related to these loans in the year ended December 31, 2015 and 2014, respectively. These notes were due to be repaid December 31, 2015 but were not repay them at that time. The Company is currently in the process of negotiating an extension of these notes.

Stockholders’ Equity

At December 31, 2015 and December 31, 2014, the Company was authorized to issue 500,000,000 shares of common stock, $0.0001 par value per share. In addition, 10,000,000 shares of Class A preferred super majority voting stock, $.0001 par value and 50,000,000 shares of Class B preferred, $.0001 par value nonvoting convertible shares were authorized. All common stock shares have full dividend rights. However, it is not anticipated that the Company will be declaring distributions in the foreseeable future.

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

Upon execution of a patent sublicense agreement the Company issued 22,768,273 shares of its class B preferred convertible stock to a trustee on behalf of shareholders of the original license agreement. These shares were convert into regular common stock when the company registering the underlying shares with the SEC and listing of the shares on a recognized exchange. During the year ended December 31, 2015 all of these shares were retired and common shares were issued on a 1 to 1 basis to replace them.

During the fourth quarter of 2015, the Company issued 350,000 shares of common stock to various individuals in consideration of their services rendered in support of the Company resulting in the company recognizing compensation expense of $35 based upon the declared par value of the Company’s common stock since there has been no market price sale of the Companies stock as of this point.

Professional and contractor expenses

Professional and contractor expenses are comprised of the following in the year ended December 31, 2015:

	2015	2014
Contract Management Fees	$60,000	$60,000
Other Professional Services	182,958	37,223
	$242,958	$97,223

Stock Based Compensation

The Company accounts for share-based payments pursuant to ASC 718, “Stock Compensation” and, accordingly, the Company records compensation expense for share-based awards based upon an assessment of the grant date fair value for stock. In the year ended December 31, 2015 all shares awarded were valued at par value.

Stock compensation expense for stock options is recognized over the vesting period of the award or expensed immediately under ASC 718 and EITF 96-18 when stock is given for previous service without further recourse.

The following table summarizes share-based compensation expense recorded in selling, general and administrative expenses during each period presented:

	December 31, 2015	December 31, 2014
Stock Issued	350,000	10,000,000
Total Share-Based Compensation Expense	$35	$1,000

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

Revenue Recognition

Revenue is generated from the sale of its product and is recognized on an accrual basis as earned once the product is shipped and collection has occurred. The company has only had one sale which was processed through the e-commerce site amazon.com. When the sale was completed through their platform, payment was received and the product was shipped. Upon shipment the revenue was recognized.

Financial Instruments

The carrying amounts of cash and current assets and liabilities approximate fair value because of the short-term maturity of these items. These fair value estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect these estimates. Available for sale securities are recorded at current market value as of the date of the report.

Going Concern and Managements’ Plans

As shown in the accompanying financial statements for the period ended December 31, 2015, the Company has a limited operating history.

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

Related Party Transactions

The Company pays its Chief Executive Officer, Paul Dickman through Mr. Dickman’s consulting company, Breakwater Finance, LLC. For the year ended December 31, 2015 and December 31, 2014, management fees were $60,000 and $60,000 respectively.

Subsequent Events

The Company evaluates events and transactions after the balance sheet date but before the financial statements are issued. As of the date of this filing the only material financial transaction was securing an additional $20,000 in notes payable from our current note holder.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We maintain a system of disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a–15(e) and 15d–15(e)) that is designed to provide reasonable assurance that information that is required to be disclosed is accumulated and communicated to management timely.

As required by SEC Rule 15d-15(b), our Chief Executive Officer and our Chief Financial Officer carried out an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-14 as of the end of the period covered by this report.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are not effective in timely alerting them to material information required to be disclosed in the our periodic filings with the SEC. The determination the disclosure controls and procedures are note effective, was based upon the factors disclosed below that have lead management to determine that its internal control over financial reporting are not effective.

Management’s Annual Report On Internal Control Over Financial Reporting

Our management, including the Chief Executive Officer and Chief Financial Officer is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), is a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;
•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and
•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use of disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. Based on this assessment, management believes that as of December 31, 2015, our internal control over financial reporting is not effective based on those criteria.

Specifically, management’s evaluation identified the following material weaknesses, which existed as of December 31, 2015:

(1)	Financial Reporting Systems: We did not maintain a fully integrated financial consolidation and reporting system throughout the period and as a result, extensive manual analysis, reconciliation and adjustments were required in order to produce financial statements for external reporting purposes.

(2)	Segregation of Duties: We do not currently have a sufficient complement of technical accounting and external reporting personal commensurate to support standalone external financial reporting under public company or SEC requirements. Specifically, the Company did not effectively segregate certain accounting duties due to the small size of its accounting staff, and maintain a sufficient number of adequately trained personnel necessary to anticipate and identify risks critical to financial reporting and the closing process. In addition, there were inadequate reviews and approvals by the Company’s personnel of certain reconciliations and other processes in day-to-day operations due to the lack of a full complement of accounting staff.

We believe that our weaknesses in internal control over financial reporting and our disclosure controls relate in part to the fact that we are a small reporting business with limited personnel. Management and the Board of Directors believe that the Company would need to allocate additional human and financial resources to address these matters, which at this time the Company does not have the financial capability to remediate. Management can give no assurances that it will ever be able to remediate such material weaknesses.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

During our most recent fiscal quarter, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) under the Securities Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS AND EXECUTIVE OFFICERS

BOARD OF DIRECTORS AND EXECUTIVE OFFICERS

Name	Age	Position	Term

Paul D. Dickman	34	Chief Executive Officer, President, Chief Financial Officer, Director and Chairman	Annual

Michael Zalle	39	Vice-President of Marketing	Annual

Our officers are elected by the board of directors at the first meeting after each annual meeting of our stockholders and hold office until their successors are duly elected and qualified under our bylaws.

The directors named above will serve until the next annual meeting of our stockholders. Thereafter, directors will be elected for one-year terms at the annual stockholders' meeting. Officers will hold their positions at the pleasure of the board of directors absent any employment agreement. There is no arrangement or understanding between our directors and officers and any other person pursuant to which any director or officer was or is to be selected as a director or officer.

BIOGRAPHICAL INFORMATION

PAUL D. DICKMAN, CHIEF EXECUTIVE OFFICER, PRESIDENT, CHIEF FINANCIAL OFFICER DIRECTOR AND CHAIRMAN OF THE BOARD SINCE INCEPTION (SEPTEMBER 10, 2013)

Paul D. Dickman, age 34, started his career in retail sales and then developed his expertise in the accounting profession through his work as an auditor and consultant with several large, regional public accounting firms. He started his career with Cherry Bekaert & Holland in Greenville, SC, where he was employee from 2003 to 2005. He then worked for Hein and Associates, LLP from 2005 through 2008. From 2008 to 2010 he worked for the commercial real estate investment firm, Northstar Commercial Partners, LLC as a property/project manager. Mr. Dickman, started his own professional service firm in 2010 with a focus on assisting small private companies raise capital and manage the transition from being privately owned to publicly owned and traded.

Paul Dickman graduated with a Bachelor of Science degree in Financial Management from Bob Jones University before completing his CPA certification in 2005 in South Carolina. In addition to studying finance and accounting, he received a minor in Communications and was highly involved in scholastic debate throughout his educational years.

Mr. Dickman has served as the Chief Financial Officer for the publicly traded company Chineseinvestors.com, Inc. from 2009 through 2014, during which time they raised over $3,000,000 in equity investment.

In addition, Mr. Dickman is the Chief Financial Officer for the publicly traded company Sibannac, Inc. which he started in February of 2015 to present.

MICHAEL ZALLE, VICE-PRESIDENT OF MARKETING SINCE INCEPTION (SEPTEMBER 10, 2013)

Mr. Zalle, age 39, has been Vice President Sales and Marketing / Board of Directors Member for Squire Tech Solutions, LLC from 2008 to Present. Squire Tech Solutions provides managed satellite networks and remote mobility for critical commercial and public safety requirements. From 2002-2008 he was a Director of Sales with IP Access International of San Juan Capistrano, California. Mr. Zalle attended San Francisco State University/Cal State Long Beach studying Business Management (1993-1995). He attended Long Beach State University (1997-1999), Business Management Undergraduate Studies. He then attended Pepperdine University, The George L. Graziadio School of Business and Management (1999-2000).

Michael Zalle has 20+ years of sales, marketing, and business development management in demanding sales environments.

OTHER ADVISORS AND CONSULTANTS

Alan Saulsbury

Mr. Saulsbury was a fourth generation fire fighter, and has been involved with the fire service since early childhood; his career has spanned over 50 years in many facets of the industry. After attending Oklahoma State University School of Fire Protection, he joined Improved Risk Mutual Insurance as a fire protection engineer for 9 years. He was a firefighter in Stillwater, Oklahoma and is presently a 'life member' of the Homer, N.Y. Fire Department.

He has held an active involvement for over 35 years with the Fire Apparatus Manufacturers' Association (FAMA), served as Technical Committee chair person, President and Board Member. For over 30 years, has been taken an extremely active role in the NFPA #1901 apparatus committee and chaired and developed the NPFA #1911 Standard for In-Service Fire Apparatus Testing and Maintenance and presently attends all meetings and participates in task committee activities on several standards. He has a working knowledge of NFPA #1901, #1906, #414, #1911, and #1912 standards.

Presently, Mr. Saulsbury is President of Fire Apparatus Consulting Services in Homer, New York. The company specializes in professional consulting services for several fire apparatus and fire equipment manufacturers in North America.

COMMITTEES OF THE BOARD OF DIRECTORS

In the ordinary course of business, the board of directors maintains a compensation committee and an audit committee. At this time, the Company’s board of directors as a whole serves as its compensation committee and audit committee. The Company’s board of directors has determined that none of the directors sitting on the audit committee qualify as a financial expert.

The primary function of the compensation committee is to review and make recommendations to the board of directors with respect to the compensation, including bonuses, of our officers.

The functions of the audit committee are to review the scope of the audit procedures employed by our independent auditors, to review with the independent auditors our accounting practices and policies and recommend to whom reports should be submitted, to review with the independent auditors their final audit reports, to review with our internal and independent auditors our overall accounting and financial controls, to be available to the independent auditors during the year for consultation, to approve the audit fee charged by the independent auditors, to report to the board of directors with respect to such matters, and to recommend the selection of the independent auditors.

In the absence of a separate audit committee our Board of Directors functions as the audit committee and performs some of the same functions of an audit committee, such as recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditors independence, the financial statements and their audit report; and reviewing management's administration of the system of internal accounting controls.

CONFLICTS OF INTEREST – GENERAL

Our directors and officers are, or may become, in their individual capacities, officers, directors, controlling shareholder and/or partners of other entities engaged in a variety of businesses. Thus, there exist potential conflicts of interest including, among other things, time, efforts and corporation opportunity, involved in participation with such other business entities. While the officers and directors of our business are engaged full time in our business activities, the amount of time they devote to other business may be up to approximately 30 hours per week.

CONFLICTS OF INTEREST – CORPORATE OPPORTUNITIES

Certain of our officers and directors may be directors and/or principal stockholders of other companies and, therefore, could face conflicts of interest with respect to potential acquisitions. In addition, our officers and directors may in the future participate in business ventures, which could be deemed to compete directly with us. Additional conflicts of interest and non-arms length transactions may also arise in the future in the event our officers or directors are involved in the management of any firm with which we transact business. Our Board of Directors has adopted a policy that we will not seek a merger with, or acquisition of, any entity in which management serve as officers or directors, or in which they or their family members own or hold a controlling ownership interest. Although the Board of Directors could elect to change this policy, the Board of Directors has no present intention to do so. In addition, if we and other companies with which our officers and directors are affiliated both desire to take advantage of a potential business opportunity, then the Board of Directors has agreed that said opportunity should be available to each such company in the order in which such companies registered or became current in the filing of annual reports under the Exchange Act subsequent to January 1, 2013.

Our officers and directors may actively negotiate or otherwise consent to the purchase of a portion of their common stock as a condition to, or in connection with, a proposed merger or acquisition transaction. It is anticipated that a substantial premium over the initial cost of such shares may be paid by the purchaser in conjunction with any sale of shares by our officers and directors which is made as a condition to, or in connection with, a proposed merger or acquisition transaction. The fact that a substantial premium may be paid to our officers and directors to acquire their shares creates a potential conflict of interest for them in satisfying their fiduciary duties to us and our other stockholders. Even though such a sale could result in a substantial profit to them, they would be legally required to make the decision based upon the best interests of us and our other stockholders, rather than their own personal pecuniary benefit.

CODE OF ETHICS

Due to the limited scope of our current operations, we have not adopted a corporate code of ethics that applies to our principal executive officer, principal accounting officer, or persons performing similar function.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Our board of directors in our entirety acts as the compensation committee for Safe Lane Systems, Inc.

All of our officers and/or directors will continue to be active in other companies. All officers and directors have retained the right to conduct their own independent business interests.

It is possible that situations may arise in the future where the personal interests of the officers and directors may conflict with our interests. Such conflicts could include determining what portion of their working time will be spent on our business and what portion on other business interest. To the best ability and in the best judgment of our officers and directors, any conflicts of interest between us and the personal interests of our officers and directors will be resolved in a fair manner which will protect our interests. Any transactions between us and entities affiliated with our officers and directors will be on terms which are fair and equitable to us. Our Board of Directors intends to continually review all corporate opportunities to further attempt to safeguard against conflicts of interest between their business interests and our interests.

We have no intention of merging with or acquiring an affiliate, associated person or business opportunity from any affiliate or any client of any such person.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth certain information concerning compensation paid by the Company to its sole officer for the fiscal years ended December 31, 2015, 2014 and 2013 (the "Named Executive Officers"):

SUMMARY EXECUTIVES COMPENSATION TABLE

In Dollars

Name & Position	Year	Contract Payments ($)	Bonus ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Non-qualified deferred compensation earnings ($)	All other compensation ($)	Total ($)

Paul D. Dickman, CEO, President, Chairman (1)(2)	2015	60,000	–	–	–	–	–	–	$60,000
	2014	60,000	–	–	–	–	–	–	$60,000
	2013	–	–	1,000	–	–	–	–	$1,000

Michael Zalle, Vice-President of Marketing	2015	60,000	–	–	–	–	–	–	$60,000
	2014	30,000	–	–	–	–	–	–	$30,000
	2013	–	–	–	–	–	–	–	–

(1) Safe Lane Systems, Inc. was incorporated on September 10, 2013. As Founder, Mr. Dickman received 10,000,000 shares of Class “A” Preferred Super Majority Voting shares at par value of $0.0001 par value.

(2) The $1,000 stock award to Mr. Dickman of 10,000,000 shares of Class "A" Preferred Super Majority Voting shares were calculated based upon the aggregate grant date fair value computed in accordance with FASB ASC Topic 718 per disclosure on the 12/31/13 audited financial statements, notes to the financial statements, "Statement of Stockholders' Equity (Deficit).  These Class “A” Preferred shares represent no underlying ownership of the Company itself, and are solely a voting interest in the Company, bear no dividends, and have no market value as none of our shares, preferred or common are traded in any venue, therefore they were valued based upon the stated value within the certificate of designation approved by our Company board.

EMPLOYMENT AND CONSULTING AGREEMENTS

We have employment/consultant agreements as of April 9, 2015, with our key officers, as listed below. Described below are the compensation packages our Board approved for our executive officers. The compensation agreements were approved by our board based upon recommendations conducted by the board.

			Stock Warrants
Name	Position	Annual Compensation	Vested	Unvested

Paul D. Dickman	CEO, President, Director and Chairman	$60,000 (2)	0	0

Michael Zalle	Vice-President of Marketing	$60,000	1,000,000 @ $0.20	2,000,000 @$0.20 (1)

(1) In the third quarter of 2014, we engaged Michael Zalle and issued 1,000,000 warrants to purchase our common stock to him with an employment agreement that gave him the opportunity to earn an additional 2,000,000 warrants subject to continued engagement as an officer and successful sales efforts.

(2) Mr. Dickman is also entitled to an administrative fee of 8% of total billings.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

There are employment contracts, compensatory plans or arrangements, including payments to be received from us, with respect to any of our directors or executive officers which would in any way result in payments to any such person because of his or her resignation, retirement or other termination of employment with us. These agreements do not provide for payments to be made as a result of any change in control of us, or a change in the person's responsibilities following such a change in control.

DIRECTOR COMPENSATION

All of the Company’s officers and/or directors will continue to be active in other companies. All officers and directors have retained the right to conduct their own independent business interests.

The Company does not pay any Directors fees for meeting attendance.

The following table sets forth certain information concerning compensation paid to the Company’s directors during the years ended December 31, 2015 and 2014:

Name	Year	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Non-qualified deferred compensation earnings ($)	All other compensation ($)	Total ($)

Paul D. Dickman	2015	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-
	2014	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The following table sets forth certain information concerning outstanding equity awards held by the Chief Executive Officer, Chief Financial and the Company’s most highly compensated executive officers for the fiscal year ended December 31, 2015 (the "Named Executive Officers"):

	Option Awards					Stock Awards
Name	Number of securities underlying unexercised warrants (#) exercisable	Number of securities underlying unexercised warrants (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned warrants (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or others rights that have not vested ($)
Paul D. Dickman, CEO, President and Chairman	0	0	0	0	0	0	0	0	0
Michael Zalle, Vice-President of Marketing	0	0	0	0	0	0	0	0	0

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following tables set forth certain information regarding beneficial ownership of our common stock, as of December 31, 2015, by:

•	each person who is known by Safe Lane Systems, Inc. to own beneficially more than 5% of the Company's outstanding common stock,
•	each of the Company's named executive officers and directors, and
•	all executive officers and directors as a group.

Shares of common stock not outstanding but deemed beneficially owned by virtue of the right of an individual to acquire the shares of common stock within 60 days are treated as outstanding only when determining the amount and percentage of common stock owned by such individual. Except as noted below the table, each person has sole voting and investment power with respect to the shares of common stock shown.

OFFICERS AND DIRECTORS

Title of Class	Name of Beneficial Owner (1)	Amount and Nature of Beneficial Owner	Percent of Class (2)

Common shares	Paul D. Dickman, CEO, President, Director and Chairman	2,000,000	8%

Common shares	Michael Zalle, Vice-President of Marketing (3)	0	0

Common shares	All Directors and Executive Officers as a Group (2 persons)	2,000,000	8%

(1)	The address of each person listed above, unless otherwise indicated, is c/o Safe Lane Systems, Inc., 1624 Market Street, Suite #202, Denver, Colorado 80202.
(2)	Based upon 24,768,273 shares issued and outstanding on a fully diluted basis and conversion of the Class “B” Preferred Convertible Non-Voting Stock.
(3)	Mr. Zalle has 1,000,000 warrants vested at $0.20 per share and 2,000,000 shares unearned and unvested at $0.20 per share.

GREATER THAN 5% STOCKHOLDERS

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class (1)
Common shares	Paul D. Dickman, CEO, President and Chairman (2)	2,000,000	8%

(1)	Based upon 25,118,273 shares issued and outstanding on a fully diluted basis.

Rule 13d-3 under the Securities Exchange Act of 1934 governs the determination of beneficial ownership of securities. That rule provides that a beneficial owner of a security includes any person who directly or indirectly has or shares voting power and/or investment power with respect to such security. Rule 13d-3 also provides that a beneficial owner of a security includes any person who has the right to acquire beneficial ownership of such security within sixty days, including through the exercise of any option, warrant or conversion of a security. Any securities not outstanding which are subject to such warrants or conversion privileges are deemed to be outstanding for the purpose of computing the percentage of outstanding securities of the class owned by such person. Those securities are not deemed to be outstanding for the purpose of computing the percentage of the class owned by any other person.

No shareholders meetings were held in the last fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Other than the stock transactions discussed above, we have not entered into any transaction nor are there any proposed transactions in which any founder, director, executive officer, significant shareholder of our Company or any member of the immediate family of any of the foregoing had or is to have a direct or indirect material interest.

No person who may, in the future, be considered a promoter of this offering, will receive or expect to receive assets, services or other considerations from us except those persons who are our salaried employees or directors. No assets will be, nor expected to be, acquired from any promoter on behalf of us. We have not entered into any agreements that require disclosure to the shareholders.

We have employment agreements as of April 9, 2015, with our key officers, as listed below. Described below are the compensation packages our Board approved for our executive officers. The compensation agreements were approved by our board based upon recommendations conducted by the board.

			Stock Warrants
Name	Position	Annual Compensation	Vested	Unvested

Paul D. Dickman	CEO, President and Chairman	$60,000 (2)	0	0

Michael Zalle	Vice-President of Marketing	$60,000	1,000,000 @ $0.20	2,000,000 @$0.20(1)

(1) In the third quarter of 2014, we engaged Michael Zalle and issued 1,000,000 shares of common stock to him with unvested and unearned warrants for 2,000,000 shares subject to continued engagement as an officer and successful sales efforts.

(2) Mr. Dickman is also entitled to an administrative fee of 8% of total billings.

Director Independence

Our board of directors undertook its annual review of the independence of the directors and considered whether any director had a material relationship with us or our management that could compromise his ability to exercise independent judgment in carrying out his responsibilities. As a result of this review, the board of directors affirmatively determined that Travis Hair is “independent” as such term is used under the rules and regulations of the Securities and Exchange Commission. Daniel Allen, as Chief Executive Officer of the Company, is not considered to be “independent.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

GENERAL. BF BORGERS, CPA, PC (“BF BORGERS”) is the Company's independent registered public accounting firm. The Company's Board of Directors has considered whether the provisions of audit services are compatible with maintaining BF BORGER’s independence. The engagement of our independent registered public accounting firm was approved by our board of directors functioning as our audit committee prior to the start of the audit of our consolidated financial statements for the year ended December 31, 2015.

The following table represents aggregate fees billed to the Company for the years ended December 31, 2015 and 2014.

	Year Ended December 31,
	2015	2014
Audit Fees	$12,500	$12,500

Audit-related Fees	–	–

Tax Fees	$1,000	$1,000

All Other Fees	$0	$0
Total Fees	$13,500	$13,500

All audit work was performed by the auditors' full time employees.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENTS

The following is a complete list of exhibits filed as part of this Form 10-K. Exhibit numbers correspond to the numbers in the Exhibit Table of Item 601 of Regulation S-K.

EXHIBIT NUMBER	DESCRIPTION

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act
101.INS*	XBRL Instance Document (1)
101.SCH*	XBRL Taxonomy Extension Schema Document (1)
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document (1)
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document (1)
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document (1)

  (1)   Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

*to be filed by amendment.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAFE LANE SYSTEMS, INC.
Date: April 14, 2016
	By:	/s/ Paul Dickman
Paul Dickman, President Chief Executive Officer (Principal Executive Officer and Chief Financial Officer (Principal Accounting Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: April 14, 2016	SAFE LANE SYSTEMS, INC.

/s/ Paul Dickman
Paul Dickman, Director

