Form 10-Q
period 2016-03-31
SAFE LANE SYSTEMS, INC.
filed 2016-05-23
CIK 1614826

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of May 23, 2016 there were outstanding 25,118,273 shares of the issuer’s common stock, par value $0.0001 per share and 10,000,000 shares of the issuer’s class A preferred stock, par value $0.0001 per share.

SAFE LANE SYSTEMS, INC.

FORM 10-Q for the Quarter Ended March 31, 2016

Safe Lane Systems, Inc.

Balance Sheet

	March 31, 2016	December 31, 2015
Assets
Current Assets
Cash and cash equivalents	$14,858	$15,282
Total Current Assets	14,858	15,282

Non-current Assets
Patent Sublicense, net	1,757	1,831
Total Non-current Assets	1,757	1,831

Total Assets	$16,615	$17,113

Liabilities and Stockholders' Equity
Commitments and Contingencies
Current Liabilities
Accounts Payable	$5,900	$1,080
Unsecured, short-term notes payable	415,000	395,000
Accrued Liabilities	19,081	14,942
Total Current Liabilities	439,981	411,022

Stockholders' Equity
Class A super voting preferred stock, $0.0001 par value; 10,000,000 shares authorized, issued and outstanding	1,000	1,000
Class B non-voting preferred stock, $0.0001 par value; 50,000,000 shares authorized; 0 and 0 issued and outstanding as of March 31, 2016 and December 31, 2015	–	–
Common Stock, $0.0001 par value: 500,000,000 shares authorized, 25,118,273 shares issued and outstanding as of March 31, 2016 and December 31, 2015	2,512	2,512
Additional paid-in-capital	801	801
Accumulated earnings	(427,679)	(398,222)

Total Stockholders' Equity	(423,366)	(393,909)

Total Liabilities and Stockholders' Equity	$16,615	$17,113

Safe Lane Systems, Inc

Statement of Operations

For the Three Months Ended March 31, 2016 and 2015

	Three Months Ended March 31,
	2016	2015
Ordinary Income/Expense

Revenue	$–	$1,725
Total Revenue	–	1,725

Expense
General & Administrative Expense	315	3,286
Stock Based Compensation	–	–
Professional & Contract Expense	25,003	55,960
Total Expense	25,318	59,246

Net Income/(Loss) from Operations	(25,318)	(57,521)

Other Income/Expense
Interest Income	–	–
Amortization	–	–
Interest Expense	4,139	2,071
Total Other Income/Expense	4,139	2,071

Net Income/(Loss)	$(29,457)	$(59,592)

Net Income/(Loss) per share (basic and diluted)	$(0.00)	$(0.03)

Weighted average number of common shares outstanding	25,118,273	2,000,000

Safe Lane Systems, Inc

Statement of Cash Flow

For the Three Months Ended March 31, 2016 and 2015

	Three Months Ended
	2016	2015
Cash Flows From Operating Activities
Net Income	$(29,457)	$(59,592)

Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Amortization	74	–
Stock Based Compensation	–	–

Changes in operating Assets and Liabilities:
Accounts Payable	4,820	–
Other Accrued Liabilities	4,139	2,071

Net Cash Provided by (used for) Operating Activities	(20,424)	(57,521)

Cash Flows from Investing Activities:	–	–

Cash Flow from Financing Activities:
Superior Traffic Controls Loan	20,000	–
Net cash provided by Financing Activities	20,000	–

Net Increase (Decrease) in Cash	(424)	(57,521)

Cash at Beginning of Period	15,282	88,495

Cash at End of Period	$14,858	$30,974

SAFE LANES SYSTEMS, INC.

NOTES TO THE FINANCIAL STATEMENTS

March 31, 2016

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

Cash and Cash Equivalents

Cash Flows - During the period ending March 31, 2016, the Company primarily utilized cash proceeds from an unsecured short term loan to fund its operations.

Cash flows used by operations for the period ended March 31, 2016 and 2015 were $20,424 and $57,521 respectively.

The Company considers all highly liquid investments with an original maturity of three months or less as cash equivalents. As of March 31, 2016, the Company had cash and cash equivalents of $14,858 as compared to cash and cash equivalents of $15,282 as of December 31, 2015.

Impairment of Long-life Assets

In accordance with ASC Topic 360, the Company reviews its long-lived assets, including property, plant and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. No impairment was deemed necessary as of March 31, 2016 and December 31, 2015.

Intangible Assets, Patents

During the second quarter of 2014 fiscal year the Company acquired the exclusive license rights and intellectual property for the patent of the Kone General device which expires July 2022. As payment for the license rights the company agreed to issue 22,768,273 shares of class B preferred, nonvoting shares to the shareholders of the original license holders “Superior Traffic Controls”. The Company accounts for its patent sub-license in accordance with ASC 350-30-30 “Intangibles – goodwill and other” and 805-50-30 and 805-50-15 related to “Business Combinations” by recognizing the fair value to the amount paid by the company for the asset at the time of purchase. Since Safe Lanes Systems has a limited operating history management determined to use par value as the value recognized for the transaction. Since the patent has a predetermined, finite life span, the cost of the asset will be recognized on a straight line basis over the remaining life of the patent. In addition, each period the Company will evaluate the intangible asset for impairment. As of March 31, 2016 no impairment was deemed necessary.

	March 31, 2016	March 31, 2015
Patents	$2,277	$2,277
Less: Accumulated Amortization	(520)	(268)
	$1,757	$2,009

Amortization expense for the three-month period ended March 31, 2016 and 2015 was $74 and $74 respectively.

Accounts payable and accrued liabilities

Accounts payable consisted of $5,900 at March 31, 2016 and $1,080 at December 31, 2015 respectively. Accrued interest consisted of $19,081 at March 31, 2016 and $14,942 at December 31, 2015 respectively.

Unsecured, short-term notes payable

The company obtained an unsecured, short-term note of $250,000 at 4% from the original holder of the license to the Kone-General patent in the second quarter of 2014. As of March 31, 2016 the Company had received funding of $250,000 on the note payable and an additional $165,000 under the same terms with a verbal agreement in place and had recognized $19,081 in accrued interest expense.

Stockholders’ Equity

At March 31, 2016 and December 31, 2015, the Company was authorized to issue 500,000,000 shares of common stock, $0.0001 par value per share. In addition, 10,000,000 shares of Class A preferred super majority voting stock, $.0001 par value and 50,000,000 shares of Class B preferred, $.0001 par value nonvoting convertible shares were authorized. All common stock shares have full dividend rights. However, it is not anticipated that the Company will be declaring distributions in the foreseeable future.

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

Upon execution of a patent sublicense agreement the Company issued 22,768,273 shares of its class B preferred convertible stock to a trustee on behalf of shareholders of the original license agreement. These shares were converted into regular common stock upon the company registering the underlying shares with the SEC and distribution to stockholders which occurred in the 2016 fiscal year.

Professional and contractor expense

Professional and contractor expenses are comprised of the following in the nine-month period ended March 31, 2016:

	March 31, 2016	March 31, 2015
Contract Management Fees	$16,200	$16,200
Other Professional Services	8,803	39,760
	$25,003	$55,960

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

The following table summarizes share-based compensation expense recorded in selling, general and administrative expenses during each period presented:

	March 31, 2016	December 31, 2015
Stock award	–	350,000
Total Share-Based Compensation Exp	$–	$35

There are no future stock based compensation commitments.

Stock option activity was as follows:

	Number of Shares	Weighted Average Exercise Price ($)
Balance at December 31, 2014	10,000,000	0.20
Granted	0	–
Exercised	0	–
Forfeited or expired	0	–
Balance at December 31, 2015	10,000,000	0.20
Granted	0	–
Exercised	0	–
Forfeited or expired	0	–
Balance at March 31, 2016	10,000,000	0.20

The following table presents information regarding options outstanding and exercisable as of March 31, 2016:

Weighted average contractual remaining term - options outstanding	0.0 years
Aggregate intrinsic value - options outstanding	–
Options exercisable	10,000,000
Weighted average exercise price - options exercisable	$0.20

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

Going Concern and Managements’ Plans

As shown in the accompanying financial statements for the period ended March 31, 2016, the Company has a limited operating history.

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

Related Party Transactions

The Company pays its Chief Executive Officer, Paul Dickman through Mr. Dickman’s consulting company, Breakwater Finance, LLC. For the three-month period ended March 31, 2016 and March 31, 2015, management fees were $16,200 and $16,200 respectively.

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

During the 2016 fiscal year, we intend to focus our efforts on our product launch and marketing of the Kone General Automatic Safety Cone Deployment System.

Results of Operations

There were no revenues in the three months ended March 31, 2016 and one sale resulting in revenue of $1,725 in revenue in the same calendar period of 2015.

Expenses decreased from $59,246 in the three month period ended March 31, 2015 to $29,457 in the three month period ending March 31, 2016. This decrease was primarily caused by the Company reducing it professional fees expense categories.

Liquidity and Capital Resources

During the three months ended March 31, 2016 the Company received $20,000 from the issuance of notes payable as compared to received no funding during the three months ended March 31, 2015.

During the twelve months ending March 31, 2017 the Company estimates it will need approximately $500,000 to implement its business plan. Other than the foregoing, the Company does not know of any trends, events or uncertainties that have had, or are reasonably expected to have, a material impact on sales, revenues or income from continuing operations, or liquidity and capital resources.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Disclosure controls and procedures are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-Q, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and is communicated to our management, including our Principal Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our management concluded that, as of March 31, 2016, our disclosure controls and procedures were not effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2016 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

Item 6.  Exhibits

a.  Exhibits

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Labels Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAFE LANE SYSTEMS, INC.

Date: May 23, 2016	By:	/s/ Paul Dickman
Paul Dickman, Chief Executive Officer, Principle Financial and Accounting Officer

