Form 10-Q
period 2016-06-30
SAFE LANE SYSTEMS, INC.
filed 2016-08-30
CIK 1614826

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of August 30, 2016 there were outstanding 25,118,273 shares of the issuer’s common stock, par value $0.0001 per share and 10,000,000 shares of the issuer’s class A preferred stock, par value $0.0001 per share.

SAFE LANE SYSTEMS, INC.

FORM 10-Q for the Quarter Ended June 30, 2016

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Safe Lane Systems, Inc.

Balance Sheet

	(unaudited)	(audited)
	June 30, 2016	December 31, 2015
Assets
Current Assets
Cash and cash equivalents	$931	$15,282
Total Current Assets	931	15,282

Non-current Assets
Patent Sublicense, net	–	1,831
Total Non-current Assets	–	1,831

Total Assets	$931	$17,113

Liabilities and Stockholders' Equity
Commitments and Contingencies
Current Liabilities
Accounts Payable	$24,892	$1,080
Accrued Expense	5,800	–
Unsecured, short-term notes payable	415,000	395,000
Accrued interest	23,220	14,942
Total Current Liabilities	468,912	411,022

Stockholders' Equity
Class A super voting preferred stock, $0.0001 par value; 10,000,000 shares authorized, issued and outstanding	1,000	1,000
Class B non-voting preferred stock, $0.0001 par value; 50,000,000 shares authorized; 0 and 0 issued and outstanding as of June 30, 2016 and December 31, 2015	–	–
Common Stock, $0.0001 par value:500,000,000 shares authorized, 25,118,273 and 25,118,273 issued and outstanding as of June 30, 2016 and December 31, 2015	2,512	2,512
Additional paid-in-capital	801	801
Accumulated earnings	(472,294)	(398,222)

Total Stockholders' Equity	(467,981)	(393,909)

Total Liabilities and Stockholders' Equity	$931	$17,113

See accompanying notes to financial statements.

Safe Lane Systems, Inc.

Statement of Operations

For the Three and Six Months Ended June 30, 2016 and 2015

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Ordinary Income/Expense

Revenue	$–	$–	$–	$1,725
Total Revenue	–	–	–	1,725

Expense
General & Administrative Expense	486	2,321	802	5,022
Impairment expense	1,683	–	1,683	–
Professional & Contract Expense	38,307	59,184	63,310	115,730
Total Expense	40,476	61,505	65,795	120,752

Net Income/(Loss) from Operations	(40,476)	(61,505)	(65,795)	(119,027)

Other Income/Expense
Interest Income	–	–	–	–
Amortization Expense	–	–	–	–
Interest Expense	4,139	2,615	8,277	4,687
Total Other Income/Expense	4,139	2,615	8,277	4,687

Net Income/(Loss)	$(44,615)	$(64,120)	$(74,072)	$(123,714)

Net Income/(Loss) per share (basic and diluted)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	47,886,546	24,768,273	47,886,546	24,768,273

See accompanying notes to financial statements.

Safe Lane Systems, Inc.

Statement of Cash Flow

For the Six Months Ended June 30, 2016 and 2015

	Six Months Ended
	2016	2015
Cash Flows From Operating Activities
Net Income	$(74,072)	$(123,714)

Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Amortization	149	29
Impairment of intangible asset	1,683	–
Stock Based Compensation	–	–

Changes in operating Assets and Liabilities:
Accounts Payable	23,812	–
Other Accrued Liabilities	5,800	4,687

Net Cash Provided by (used for) Operating Activities	(42,628)	(118,998)

Cash Flows from Investing Activities:	–	–

Cash Flow from Financing Activities:
Superior Traffic Controls Loan	28,277	65,000

Net cash provided by Financing Activities	28,277	65,000

Net Increase (Decrease) in Cash	(14,351)	(53,998)

Cash at Beginning of Period	15,282	88,495
Cash at End of Period	$931	$34,497

See accompanying notes to financial statements.

SAFE LANES SYSTEMS, INC.

NOTES TO THE FINANCIAL STATEMENTS

June 30, 2016

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

Cash and Cash Equivalents

Cash Flows - During the period ending June 30, 2016, the Company primarily utilized cash proceeds from an unsecured short term loan to fund its operations.

Cash flows used by operations for the period ended June 30, 2016 and 2015 were $42,628 and $118,998 respectively.

The Company considers all highly liquid investments with an original maturity of three months or less as cash equivalents. As of June 30, 2016, the Company had cash and cash equivalents of $931 as compared to cash and cash equivalents of $15,282 as of December 31, 2015.

Impairment of Long-life Assets

In accordance with ASC Topic 360, the Company reviews its long-lived assets, including property, plant and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. No impairment was deemed necessary as of June 30, 2016 and December 31, 2015.

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

At the conclusion of each reporting period the patent is evaluated for impairment. As of June 30, 2016 due to the lack of sales and determining that incomplete engineering plans were provided the Company determined it should impair the entire remaining value of the intangible asset.

	June 30, 2016	December 31, 2015
Patents	$2,277	$2,277
Less: Accumulated Amortization	(595)	(446)
Impairment	(1,682)	–
	$–	$1,831

Amortization expense for the six-month period ended June 30, 2016 and 2015 was $149 and $29 respectively.

Accounts payable and accrued liabilities

Accounts payable consisted of $24,892 at June 30, 2016 and $1,080 at December 31, 2015 respectively. Accrued expense consisted of $5,800 at June 30, 2016 and $0 at December 31, 2015 respectively. Accrued interest consisted of $23,220 at June 30, 2016 and $14,942 at December 31, 2015 respectively.

Unsecured, short-term notes payable

The company obtained an unsecured, short-term note of $250,000 at 4% from the original holder of the license to the Kone-General patent in the second quarter of 2014. As of June 30, 2016 the Company had received funding of $250,000 on the note payable and an additional $165,000 under the same terms with a verbal agreement in place and had recognized $23,220 in accrued interest expense.

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

Upon formation, the Company sold the founder 2,000,000 shares of $0.0001 par value common stock for $1,000 cash. Also upon formation, the Company paid the founder stock based compensation for services rendered of 10,000,000 shares of $0.0001 par value class A preferred super majority voting stock. These preferred shares have a stated value of par value of $0.0001. The holder of the Class Stock shall have the right to vote on any matter with holders of Common Stock and may vote as required on any action, which Colorado law provides may or must be approved by vote or consent of the holders of the specific series of voting preferred shares and the holders of common shares. The Record Holders of the Class B Preferred Shares shall have that number of votes equal to that number of common shares which is not less than 60% of the vote required to approve any action, which Colorado law provides may or must be approved by vote or consent of the holders of other series of voting preferred shares and the holders of common shares or the holders of other securities entitled to vote, if any

Upon execution of a patent sublicense agreement the Company issued 22,768,273 shares of its class B preferred convertible stock to a trustee on behalf of shareholders of the original license agreement. These shares were converted into regular common stock upon the company registering the underlying shares with the SEC and distribution to stockholders which occurred in the 2015 fiscal year.

In the last quarter of 2016 the Company issued 350,000 shares of stock to two contractors for past work. As the Company has issued no stock for cash the Company valued the compensation based upon par value of $.001 per share resulting in a compensation expense of $35 per share in the period the stock was issued.

Professional and contractor expenses

Professional and contractor expenses are comprised of the following in the six-month period ended June 30, 2016:

	June 30, 2016	June 30, 2015
Contract Management Fees	$32,400	$32,400
Other Professional Services	30,910	83,330
	$63,310	$115,730

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

The following table summarizes  share-based compensation expense recorded in selling, general and administrative expenses during each period presented:

	June 30, 2016	December 31, 2015
Stock award	–	350,000
Total Share-Based Compensation Exp	$–	$35

In the last quarter of 2016 the Company issued 350,000 shares of stock to two contractors for past work. As the Company has issued no stock for cash the Company valued the compensation based upon par value of $.001 per share resulting in a compensation expense of $35 per share in the period the stock was issued.

Stock option activity was as follows:

	Number of Shares	Weighted Average Exercise Price ($)

Balance at December 31, 2014	10,000,000	0.20
Granted	0	–
Exercised	0	–
Forfeited or expired	0	–
Balance at December 31, 2015	10,000,000	0.20
Granted	0	–
Exercised	0	–
Forfeited or expired	0	–
Balance at June 30, 2016	10,000,000	0.20

The following table presents information regarding options outstanding and exercisable as of June 30, 2016:

Weighted average contractual remaining term - options outstanding	0.0 years
Aggregate intrinsic value - options outstanding	–
Options exercisable	10,000,000
Weighted average exercise price - options exercisable	$0.20

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

Revenue Recognition

The Company is currently in the Development stage and has very limited revenues. Revenue will be recognized on an accrual basis as earned once operations commence.

Financial Instruments

The carrying value of the Company’s financial instruments, including cash and cash equivalents, as reported in the accompanying balance sheet, are stated at fair value.

Going Concern and Managements’ Plans

As shown in the accompanying financial statements for the period ended June 30, 2016, the Company has a limited operating history.

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

Related Party Transactions

The Company pays its Chief Executive Officer, Paul Dickman through Mr. Dickman’s consulting company, Breakwater Finance, LLC. For the six-month period ended June 30, 2016 and June 30, 2015, management fees were $32,400 and $32,400 respectively.

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

The Company is in the business of marketing and selling traffic safety equipment. We have licensed and sub-licensed I.P. for a spring traffic cone dispenser designed to protect highway workers, first responders to vehicle collisions and highway incidents, law enforcement personnel, towing operators, private and public utility workers, as well as pedestrians and motorists. Our flagship product, The Kone General Automatic Safety Cone Deployment System, is the world’s first and only portable safety cone dispensing system. Safe D-Ploy Spring Cones are patented MUTCD (Manual on Uniform Traffic Control Devices) compliant highway safety cones. However, due to lack of success in developing a market for our current product we have fully impaired the intellectual property and license agreement and are currently seeking a new product to take to market.

We have begun initial minimal operations and are currently without revenue. We engaged a marketing consultant to develop a marketing and sales plan for both the spring traffic cone and our automatic traffic cone dispenser in 2015. We have engaged and are currently under agreement with a globally recognized manufacturer’s representation firm, The Johander Company of Minneapolis, to help guide us into retail markets, build a manufacturer’s representative network, and drive retail sales of our Spring Cone and Safe-D-ploy product accessories. Up to this point these efforts have not resulted in sustainable sales and the company is currently looking for additional product lines that it can add to its product offerings though none have been identified at this time.

We are in the developmental stage of our business. Since our incorporation September 2013, we have been engaged in securing both exclusive and non-exclusive license agreements for our key products, designing a marketing plan, and lining up suppliers and manufacturers for production.

During the 2016 fiscal  year, we intend to focus our efforts on raising additional operating capital and finding additional business areas we can expand into.

Results of Operations

There were no revenues in the six months ended June 30, 2016 and one sale resulting in revenue of $1,725 in the calendar period of 2015.

Expenses decreased from $59,246 in the six-month period ended June 30, 2015 to $42,932 in the six-month period ending June 30, 2016. This decrease was primarily caused by the Company reducing professional fee expense categories.

Liquidity and Capital Resources

During the six-months ended June 30, 2016 the Company received $20,000 from the issuance of notes payable as compared to no funding during the six-months ended June 30, 2015.

During the twelve -months ending June 30, 2017 the Company estimates it will need approximately $250,000 to implement its business plan. Other than the foregoing, the Company does not know of any trends, events or uncertainties that have had, or are reasonably expected to have, a material impact on sales, revenues or income from continuing operations, or liquidity and capital resources.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Disclosure controls and procedures are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-Q, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and is communicated to our management, including our Principal Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our management concluded that, as of June 30, 2016, our disclosure controls and procedures were not effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the six-months ended June 30, 2016 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Date:  August 30, 2016

