Form 10-Q
period 2016-09-30
SAFE LANE SYSTEMS, INC.
filed 2016-11-23
CIK 1614826

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of November 21, 2016 there were outstanding 40,000,000 shares of the issuer’s common stock, par value $0.0001 per share and 10,000,000 shares of the issuer’s class A preferred stock, par value $0.0001 per share.

SAFE LANE SYSTEMS, INC.

FORM 10-Q for the Quarter Ended September 30, 2016

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Safe Lane Systems, Inc.

Balance Sheet

	September 30, 2016	December 31, 2015
Assets
Current Assets
Cash and cash equivalents	$7,871	$15,282
Total Current Assets	7,871	15,282

Non-current Assets
Patent Sublicense, net	–	1,831
Total Non-current Assets	–	1,831

Total Assets	$7,871	$17,113

Liabilities and Stockholders' Equity
Commitments and Contingencies
Current Liabilities
Accounts Payable	42,092	1,080
Accrued Expense	11,308	–
Unsecured, short-term notes payable	415,000	395,000
Accrued interest	27,404	14,942
Total Current Liabilities	495,804	411,022

Long Term Liabilities
Convertible notes payable	7,500	–

Total Liabilities	503,304	411,022

Stockholders' Equity
Class A super voting preferred stock, $0.0001 par value; 10,000,000 shares authorized, issued and outstanding	1,000	1,000
Class B non-voting preferred stock, $0.0001 par value; 50,000,000 shares authorized; 0 and 0 issued and outstanding as of September 30, 2016 and December 31, 2015	–	–
Common Stock, $0.0001 par value: 500,000,000 shares authorized, 40,000,000 and 25,118,273 issued and outstanding as of September 30, 2016 and December 31, 2015	4,000	2,512
Additional paid-in-capital	801	801
Accumulated earnings	(501,234)	(398,222)
Total Stockholders' Equity	(495,433)	(393,909)

Total Liabilities and Stockholders' Equity	$7,871	$17,113

See accompanying notes to financial statements.

Safe Lane Systems, Inc.

Statement of Operations

For the Three and Nine Months Ended September 30, 2016 and 2015

	Three Months Ended September 30		Nine Months Ended September 30
	2016	2015	2016	2015
Ordinary Income/Expense
Revenue	$–	$–	$–	$1,725
Total Revenue	–	–	–	1,725

Expense
General & Administrative Expense	4,356	11,012	5,157	16,033
Impairment expense	–	–	1,683	–
Professional & Contract Expense	20,400	56,755	83,710	172,486
Total Expense	24,756	67,767	90,550	188,519

Net Income/(Loss) from Operations	(24,756)	(67,767)	(90,550)	(186,794)

Other Income/Expense
Interest Income	–	–	–	–
Amortization Expense	–	–	–	–
Interest Expense	4,184	3,509	12,462	8,196
Total Other Income/Expense	4,184	3,509	12,462	8,196

Net Income/(Loss)	$(28,940)	$(71,276)	$(103,012)	$(194,990)

Net Income/(Loss) per share (basic and diluted)	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average number of common shares outstanding	39,998,273	24,768,273	39,998,273	24,768,273

See accompanying notes to financial statements.

Safe Lane Systems, Inc.

Statement of Cash Flow

For the Nine Months Ended September 30, 2016 and 2015

	Nine Months Ended
	2016	2015
Cash Flows From Operating Activities
Net Income	$(103,012)	$(194,989)

Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Amortization	148	104
Impairment of intangible asset	1,683	–
Stock Based Compensation	1,488	–
Changes in operating Assets and Liabilities:
Accounts payable	41,012	–
Accrued expense	11,308	–
Accrued interest expense	12,462	8,196
Net Cash Provided by (used for) Operating Activities	(34,911)	(186,689)

Cash Flows from Investing Activities:	–	–

Cash Flow from Financing Activities:
Superior Traffic Controls Loan	20,000	150,000
Short Term Loan	7,500	–
Net cash provided by Financing Activities	27,500	150,000

Net Increase (Decrease) in Cash	(7,411)	(36,689)
Cash at Beginning of Period	15,282	88,495
Cash at End of Period	$7,871	$51,806

See accompanying notes to financial statements.

SAFE LANES SYSTEMS, INC.

NOTES TO THE FINANCIAL STATEMENTS

September 30, 2016

NOTE 1.  ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

SAFE LANES SYSTEMS, INC. (the “Company”), was incorporated in the State of Colorado on September 10, 2013. The Company was formed to engage in the sale of traffic safety equipment. The Company may also engage in any other business permitted by law, as designated by the Board of Directors of the Company. During the second quarter of 2014 the Company secured a perpetual license to all of the intellectual property of Superior Traffic Control in exchange for the issuance of nonvoting convertible stock in the company. In the second quarter of 2016 the Company determined that license and related intellectual property should be written off as worthless due to problems with the engineering provided and the inability to obtain meaningful sales. The Company was redomiciled to become a Delaware Holding Corporation in September of 2016 and is currently pursuing new business opportunities.

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

Cash and Cash Equivalents

Cash Flows - During the period ending September 30, 2016, the Company primarily utilized cash proceeds from an unsecured short term loan and proceeds from a convertible note payable to fund its operations.

Cash flows used by operations for the period ended September 30, 2016 and 2015 were $34,911 and $186,689 respectively.

The Company considers all highly liquid investments with an original maturity of three months or less as cash equivalents. As of September 30, 2016, the Company had cash and cash equivalents of $7,871 as compared to cash and cash equivalents of $15,282 as of December 31, 2015.

Impairment of Long-life Assets

In accordance with ASC Topic 360, the Company reviews its long-lived assets, including property, plant and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. No impairment was deemed necessary as of September 30, 2016 and December 31, 2015.

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

At the conclusion of each reporting period the patent is evaluated for impairment. As of September 30, 2016 due to the lack of sales and determining that incomplete engineering plans were provided the Company determined it should impair the entire remaining value of the intangible asset and at that time the remaining value was of $1,683 was written off to impairment expense.

	September 30, 2016	December 31, 2015
Patents	$2,277	$2,277
Less: Accumulated Amortization	(595)	(446)
Impairment	(1,682)	–
	$–	$1,831

Amortization expense for the NINE-month period ended September 30, 2016 and 2015 was $149 and $29 respectively.

Accounts payable and accrued liabilities

Accounts payable consisted of $42,092 at September 30, 2016 and $1,080 at December 31, 2015 respectively. Accrued expense consisted of $11,308 at September 30, 2016 and $0 at December 31, 2015 respectively. Accrued interest consisted of $27,404 at September 30, 2016 and $14,942 at December 31, 2015 respectively.

Unsecured, short-term notes payable

The company obtained an unsecured, short-term note of $250,000 at 4% from the original holder of the license to the Kone-General patent in the second quarter of 2014. As of September 30, 2016 the Company had received funding of $250,000 on the note payable and an additional $165,000 under the same terms with a verbal agreement in place and had recognized $27,404 in accrued interest expense.

Convertible, long-term notes payable

The company obtained five unsecured, long-term notes totaling $7,500 in the third quarter of 2016. The notes do not bear interest until December 31, 2016, after which they will bear interest at 10% per year. The notes are due and payable December 31, 2017 but can be converted into the company’s common stock at the holders request at any time before they are due. Each note will convert into approximately 4% of the companies then outstanding common stock. The Notes are convertible into shares of the Company's common stock representing a value of $805 or $0.0009 per share. Since the stock price was determined to be below this at the time of signing, the notes were issued at a premium so no value is apportioned to the conversion feature when recording the issuance per ASC 470-20-05. The debt and its interest are reported as if it were a nonconvertible debt. Upon Conversion, the stock may be valued at either the book value or the market value at that time.

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

In the last quarter of 2015 the Company issued 350,000 shares of stock to two contractors for past work. As the Company has issued no stock for cash the Company valued the compensation based upon par value of $.0001 per share resulting in a compensation expense of $35 per share in the period the stock was issued.

In the third quarter of 2016 the Company issued 14,881,727 shares to the Company CEO as part of the reorganization into the Delaware Holding Corporation. As the Company has issued no stock for cash the Company valued the transaction based upon par value of $.0001 per share, resulting in general and administrative expense of $1,488 in the current period.

Professional and contractor expenses

Professional and contractor expenses are comprised of the following in the nine-month period ended September 30, 2016:

	September 30, 2016	September 30, 2015
Contract Management Fees	$48,600	$48,600
Other Professional Services	35,110	123,886
	$83,710	$172,486

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

The following table summarizes  share-based compensation expense recorded in selling, general and administrative expenses during each period presented:

	September 30, 2016	December 31, 2015
Stock award	–	350,000
Total Share-Based Compensation Exp	$–	$35

In the last quarter of 2015 the Company issued 350,000 shares of stock to two contractors for past work. As the Company has issued no stock for cash the Company valued the compensation based upon par value of $.001 per share resulting in a compensation expense of $35 per share in the period the stock was issued.

Stock option activity was as follows:

	Number of Shares	Weighted Average Exercise Price ($)

Balance at December 31, 2014	1,000,000	0.20
Granted	0	–
Exercised	0	–
Forfeited or expired	0	–
Balance at December 31, 2015	1,000,000	0.20
Granted	0	–
Exercised	0	–
Forfeited or expired	0	–
Balance at September 30, 2016	1,000,000	0.20

The following table presents information regarding options outstanding and exercisable as of September 30, 2016:

Weighted average contractual remaining term - options outstanding	0.0 years
Aggregate intrinsic value - options outstanding	–
Warrants exercisable	1,000,000
Weighted average exercise price - options exercisable	$0.20

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

Going Concern and Managements’ Plans

As shown in the accompanying financial statements for the period ended September 30, 2016, the Company has a limited operating history.

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

Related Party Transactions

The Company pays its Chief Executive Officer, Paul Dickman through Mr. Dickman’s consulting company, Breakwater Finance, LLC. For the nine-month period ended September 30, 2016 and June 30, 2015, management fees were $48,600 and $48,600 respectively. In the third quarter of 2016 the Company issued 14,881,727 shares to the Company CEO as part of the reorganization into the Delaware Holding Corporation

Subsequent Events

Subsequent to period end the Company finalized a reorganization into a Delaware holding corporation and changed its name to Southeastern Holdings, Inc. Additional information related to this transaction has been presented in our 8-K filed November 3, 2016.

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

Results of Operations

There were no revenues in the nine months ended September 30, 2016 and one sale resulting in revenue of $1,725 in the similar calendar period of 2015.

Expenses decreased from $188,519 in the nine-month period ended September 30, 2015 to $90,550 in the nine-month period ending September 30, 2016. This decrease was primarily caused by the Company reducing professional fees and services while it determines its ongoing financing strategy.

Liquidity and Capital Resources

During the nine-months ended September 30, 2016 the Company received $20,000 from the issuance of notes payable as compared to no funding during the nine-months ended June 30, 2015. In addition the company received $7,500 from the issuance of convertible notes payable.

During the twelve -months ending September 30, 2017 the Company estimates it will need approximately $250,000 to implement its business plan. Other than the foregoing, the Company does not know of any trends, events or uncertainties that have had, or are reasonably expected to have, a material impact on sales, revenues or income from continuing operations, or liquidity and capital resources.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Disclosure controls and procedures are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-Q, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and is communicated to our management, including our Principal Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our management concluded that, as of September 30, 2016, our disclosure controls and procedures were not effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the NINE-months ended September 30, 2016 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Date:  November 23, 2016

