Form 10-Q/A
period 2016-09-30
SAFE LANE SYSTEMS, INC.
filed 2018-03-07
CIK 1614826

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

The financial statements previously filed for the period ended September 30, 2016, have been restated to reflect the non-issuance of 14,881,727 shares, resulting in the financial statement changes presented below.

i

SAFE LANE SYSTEMS, INC.

FORM 10-Q/A for the Quarter Ended September 30, 2016

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Safe Lane Systems, Inc.

Balance Sheet

	(unaudited)	(audited)
	September 30, 2016	December 31, 2015
	Restated
Assets
Current Assets
Cash and cash equivalents	$7,871	$15,282
Total Current Assets	7,871	15,282

Non-current Assets
Patent Sublicense, net	–	1,831
Total Non-current Assets	–	1,831

Total Assets	$7,871	$17,113

Liabilities and Stockholders' Equity
Commitments and Contingencies
Current Liabilities
Accounts Payable	42,092	1,080
Accrued Expense	11,308	–
Unsecured, short-term notes payable	415,000	395,000
Accrued interest	27,404	14,942
Total Current Liabilities	495,804	411,022

Long Term Liabilities
Convertible notes payable	7,500	–

Total Liabilities	503,304	411,022

Stockholders' Equity
Class A super voting preferred stock, $0.0001 par value; 10,000,000 shares authorized, issued and outstanding	1,000	1,000
Class B non-voting preferred stock, $0.0001 par value; 50,000,000 shares authorized; 0 and 0 issued and outstanding as of September 30, 2016 and December 31, 2015	–	–
Common Stock, $0.0001 par value: 500,000,000 shares authorized, 40,000,000 and 25,118,273 issued and outstanding as of September 30, 2016 and December 31, 2015	2,512	2,512
Additional paid-in-capital	801	801
Accumulated earnings	(499,746)	(398,222)
Total Stockholders' Equity	(495,433)	(393,909)

Total Liabilities and Stockholders' Equity	$7,871	$17,113

See accompanying notes to financial statements.

Safe Lane Systems, Inc.

Statement of Operations

For the Three and Nine Months Ended September 30, 2016 and 2015

	Three Months Ended September 30		Nine Months Ended September 30
	2016	2015	2016	2015
	Restated		Restated
Ordinary Income/Expense

Revenue	$–	$–	$–	$1,725
Total Revenue	–	–	–	1,725

Expense
General & administrative expense	2,868	11,012	3,669	16,033
Impairment expense	–	–	1,683	–
Professional & contract expense	20,400	56,755	83,710	172,486
Total Expense	23,268	67,767	89,062	188,519

Net Income/(Loss) from Operations	(23,268)	(67,767)	(89,062)	(186,794)

Other Income/Expense
Interest income	–	–	–	–
Amortization expense	–	–	–	–
Interest expense	4,184	3,509	12,462	8,196
Total Other Income/Expense	4,184	3,509	12,462	8,196

Net Income/(Loss)	$(27,452)	$(71,276)	$(101,524)	$(194,990)

Net Income/(Loss) per share (basic and diluted)	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average number of common shares outstanding	24,768,273	24,768,273	24,768,273	24,768,273

See accompanying notes to financial statements.

Safe Lane Systems, Inc.

Statement of Cash Flow

For the Nine Months Ended September 30, 2016 and 2015

	Nine Months Ended
	2016	2015
	Restated
Cash Flows From Operating Activities
Net Income	$(101,524)	$(194,989)

Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Amortization	148	104
Impairment of intangible asset	1,683	–
Stock Based Compensation	–	–

Changes in operating Assets and Liabilities:
Accounts payable	41,012	–
Accrued expense	11,308	–
Accrued interest expense	12,462	8,196

Net Cash Provided by (used for) Operating Activities	(34,911)	(186,689)

Cash Flows from Investing Activities:	–	–

Cash Flow from Financing Activities:
Superior Traffic Controls Loan	20,000	150,000
Short Term Loan	7,500	–
Net cash provided by Financing Activities	27,500	150,000

Net Increase (Decrease) in Cash	(7,411)	(36,689)
Cash at Beginning of Period	15,282	88,495
Cash at End of Period	$7,871	$51,806

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

Convertible, long-term notes payable

The company obtained five unsecured, long-term notes totaling $7,500 in the third quarter of 2016. The notes do not bear interest until December 31, 2016, after which they will bear interest at 12% per year. The notes are due and payable December 31, 2017 but can be converted into the company’s common stock at the holders request at any time before they are due. Each note will convert into approximately 4% of the companies then outstanding common stock.

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

The following table summarizes  share-based compensation expense recorded in selling, general and administrative expenses during each period presented:

	September 30, 2016	December 31, 2015
Stock award	–	350,000
Total Share-Based Compensation Expense	$–	$35

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

Restatement

The financial statements previous filed for the period ended September 30, 2016, have been restated. The board rescinded the issuance of 14,881,727 shares to the Company CEO resulting in the financial statement changes presented below.

Balance Sheet
September 30, 2016

	Previously Reported	Adjustment	Restated
Common stock, $0.0001 par value	$4,000	$(1,488)	$2,512
Accumulated earnings	$(501,234)	$1,488	$(499,746)

Income Statement
For the Three Months Ended
General & Administrative Expenses	$4,356	$(1,488)	$2,868
Total Expense	$24,756	$(1,488)	$23,268
Net loss from Operations	$(24,756)	$1,488	$(23,268)
Net loss	$(28,940)	$1,488	$(27,452)
Weighted average number of common shares outstanding	39,998,273	(15,230,000)	24,768,273

Income Statement
For the Nine Months Ended
General & Administrative Expenses	$5,157	$(1,488)	$3,669
Total Expense	$90,550	$(1,488)	$89,062
Net loss from Operations	$(90,550)	$1,488	$(89,062)
Net loss	$(103,012)	$1,488	$(101,524)
Weighted average number of common shares outstanding	39,998,273	(15,230,000)	24,768,273

Statement of Cash Flow
For the Nine Months Ended September 30, 2016
Net Income	$(103,012)	$1,488	$(101,524)
Stock based compensation	$1,488	$(1,488)	$–

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

Date:  March 7, 2018

