Form 10-K
period 2016-12-31
Southeastern Holdings, Inc.
filed 2018-08-16
CIK 1614826

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period to

Commission File Number: 333-198435

SOUTHEASTERN HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Colorado	46-3892319
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

19 Old Town Square, Suite #238, Fort Collins, CO 80524

Mr. Paul Dickman, CEO, (303) 968-9642

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Name of exchange on which registered
Common Stock, $0.0001 par value	None

Securities registered pursuant to Section 12(g) of the Act: All Common Stock $0.0001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☑
Emerging growth company	☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant on December 31, 2016, the last business day of the registrant’s most recently completed fiscal quarter, determined by the lack of an active market for the Company’s common stock, was approximately $0. This computation assumes that all executive officers, directors and persons known to the registrant to be the beneficial owners of more than ten percent of the registrant’s common stock are affiliates of the registrant. Such assumption should not be deemed conclusive for any other purpose.

As of January 31, 2018, there were outstanding 40,000,000 shares of our common stock, par value $0.0001 per share, 10,000,000 shares of the Company’s Class A Super Voting preferred stock, par value $0.0001 per share, and 0 shares of the Company’s Class B Non-Voting preferred stock, par value $0.001 per share.

Documents incorporated by reference: None

FORWARD-LOOKING STATEMENTS

In addition to historical information, some of the information presented in this Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”). Although Southeastern Holdings, Inc. (“Southeastern” or the “Company”, which may also be referred to as “we”, “us” or “our”) believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations: there can be no assurance that actual results will not differ materially from our expectations. Such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated. Cautionary statements regarding the risks, uncertainties and other factors associated with these forward-looking statements are discussed under "Risk Factors" in this Form 10-K. You are urged to carefully consider these factors, as well as other information contained in this Form 10-K and in our other periodic reports and documents filed with the SEC.

PART I

ITEM 1. BUSINESS

Company History and Overview

History of Southeastern Holdings, Inc., a Delaware corporation

Safe Lane Systems, Inc. (“Safe Lane Systems”, “Safe Lane Systems,” “We,” “Us,” “Our,” or “Company” hereafter), was incorporated in the State of Colorado on September 10, 2013. We were originally formed to engage in the sale of traffic safety equipment. We may also engage in any other business permitted by law, as designated by the Board of Directors of our Company.

The Company redomiciled to become a Delaware Holding Corporation in September of 2016.

On September 22, 2016, the Company formed two wholly owned subsidiaries, SLS Industrial, Inc and Southeastern Holdings, Inc. (both Delaware corporations).

On September 30, 2016, the Company merged with SLS Industrial, Inc., which became the surviving entity. SLS Industrial, Inc. and Southeastern Holdings, Inc. then restructured to a Delaware holdings structure, in which SLS Industrial, Inc., became a wholly owned subsidiary of Southeastern Holdings, Inc. The Companies restructured under a plan of merger and reorganization, in which the then-outstanding 25,118,273 shares of common stock, 10,000,000 shares of Class A Preferred Stock and 0 shares of Class B Preferred Stock would ultimately translate 1 for 1 to the same interests in Southeastern Holdings, Inc.

On December 1, 2016, the Company spun off its wholly owned subsidiary, SLS Industrial, Inc., leaving Southeastern Holdings as the only surviving entity. Immediately prior to the date of the spin-off, the subsidiary held fully impaired intellectual property and owed net liabilities of $527,270, comprised of $415,000 of convertible debt, $30,178 of accrued unpaid interest on that debt and $82,092 of accounts payable pertaining to professional fees. The Company effected the spinoff by transferring its entire equity interest in SLS Industrial, Inc. in exchange for assuming $40,000 of the outstanding accounts payable and issuing payment of $1,000 cash to the buyer. As a result, the Company recognized a debt extinguishment gain of $486,270 in 2016.

The Company is currently evaluating new business opportunities. Though the company has not identified which opportunity it will pursue it is expected that it will by December 31, 2018.

Our Auditors have issued a going concern opinion and the reasons noted for issuing the opinion are our lack of revenues, insignificant cash compared to current liabilities and a lack of available capital. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. However, the above conditions raise substantial doubt about the Company’s ability to do so. New business opportunities may never emerge, and we may not be able to sufficiently fund the pursuit of new business opportunities should they arise.

As of December 31, 2016, we had approximately $743 in cash on hand. Our current monthly cash burn rate is approximately $0, and it is expected that burn rate will continue until significant additional capital is raised and our marketing plan is executed. While there is currently no cash burn, our trade creditors may call debts at any time, and our cash reserves would not be sufficient to satisfy all balances.

Implications of Being an Emerging Growth Company

We qualify as an emerging growth company as that term is used in the JOBS Act. An emerging growth company may take advantage of specified reduced reporting and other burdens that are otherwise applicable generally to public companies. These provisions include:

•A requirement to have only two years of audited financial statements and only two years of related MD&A;

•Exemption from the auditor attestation requirement in the assessment of the emerging growth company’s internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002;

•Reduced disclosure about the emerging growth company’s executive compensation arrangements; and

•No non-binding advisory votes on executive compensation or golden parachute arrangements.

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

COMPANY BUSINESS OVERVIEW

Our Company, originally Safe Lane Systems, Inc., was formed to develop the marketing and contract the manufacturing of certain products resulting from development of IP in design and manufacturing by Superior Traffic Controls, Inc. We licensed certain IP under a Master License and a Sub License to capitalize the marketing and contract manufacturing of certain products.

After spinning off the assets and liabilities of our traffic safety division in December 2016, we no longer possess the aforementioned intellectual property or rights thereto and are currently pursuing new business opportunities.

Our Proposed Products:

We are currently pursuing new product and business opportunities.

Sales and Marketing Plan

Sales Planning is a critical element to any business. Having a proper plan in place will accomplish several objectives but the most critical in our opinion are: drive profitable sales, avoid conflict between sales channels, and promote the activity with volume incentives. We do not currently have a sales plan but intend to develop one tailored to future business opportunities that arise.

Marketing, brand/product awareness, and clear value proposition are areas of great importance at this stage of the business. Once we find a new business opportunity, we intend to implement a plan around the core externally facing elements: Brand identity (logos, color palette, design elements, tag lines, etc.), Digital (Website, Social media like Linkedin/Facebook Pages, Twitter, Google, You Tube Channels), and Print Literature (Corporate collateral, Product collateral, Channel Support literature, Direct Mail, etc.)

Sales Strategy

We intend to sell our products to customers generated by the Company both internally, as well as through reputable, established distributor networks. We intend to actively seek distributor networks, with existing clientele consistent with our target market of particular buyers/users.

Furthermore, foreign markets need to be considered a high priority and distributors will be sought to market all our products internationally. We will consider offering Distributors exclusive selling rights in their markets for various segments of the trade for one to three years. In return our Distributors will pay a license fee for said exclusivity. Our sales agreement will call for the Distributor to clearly identify its markets, and time frame as to when those markets will have product. If after an agreed upon time period those accounts are not being stocked with our product or products, then we will have the right to seek another Distributor to service the specific market(s).

Milestones Reached To Date

In connection with our spinoff of primary operations, we are pursuing new business opportunities and will be developing milestones around those. Over the next year, we hope to find new business opportunities and generate additional capital to allow us to fund and develop new products and marketing.

As of December 31, 2016, the Company had a cash balance of $743. While, we currently have a $0 cash burn rate, we do not have sufficient cash to pay vendor balances if called or to fund a new business plan.

COMPETITION, MARKETS, AND REGULATION

Competition

With our current focus on pursuing new business opportunities, we are currently unable to concretely identify competition. However, we do expect fierce competition from established players and other up-and-coming players in our future industry.

Markets

None.

Title to Properties.

None.

Backlog of Orders.

We currently have no orders for sales at this time.

Government Contracts.

We have no government contracts.

Company Sponsored Research and Development.

We are not conducting any research, although our products and future products may be in development.

Number of Persons Employed.

As of January 31, 2018, we have no employees and 1 independent consultant. Our officers are spending part-time in this business – up to 10 hours per week.

PLAN OF OPERATIONS

Our Budget for operations in next fiscal year, 2017, is as follows:

APPLICATION OF FUNDS (1)
Professional fees	$20,000
Total	$20,000

(1) These items are variable and no commitment has been obtained from any source.

We may change any or all of the budget categories in the execution of its business model. None of the line items are to be considered fixed or unchangeable. We may need substantial additional capital to support our budget. We have recognized no revenues from our existing operational activities.

We may need to raise additional funds to support not only our expected budget, but also our continued operations. We cannot make any assurances that we will be able to raise such funds or whether we would be able to raise such funds with terms that are favorable to us. We may seek to borrow monies from lenders at commercial rates, but such lenders will likely either deny us credit or lend at higher than bank rates, which higher rates could, depending on the amount borrowed, make the net operating income insufficient to cover the interest.

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

We intend to conduct research and development, market research, product formulation, and will continue to seek new business opportunities.

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

We were formed on September 10, 2013 for the purpose of engaging in any lawful business and adopted a plan to engage in the traffic safety business. We have had one sales transaction since inception through Amazon.com for $1,725. We are not profitable and our historical business efforts have not been successful and have culminated in a spin-off. We must be regarded as a new or development venture with all of the unforeseen costs, expenses, problems, risks and difficulties to which such ventures are subject. We should be considered highly speculative.

We have limited working capital and limited cash funds.

Our capital needs are projected to be $20,000 during the next 12 months of operations. Such funds are not committed, at this time in any amount. Within the next six months additional financing requirements are projected to be $20,000. We currently have no agreements or known financing sources in place to meet these requirements.

We have limited funds, and such funds may not be adequate to carry out the business plan. We have limited funds (as of December 31, 2016, we had $743 in cash on hand), and such funds may not be adequate to carry out the business plan. The ultimate success of our Company may depend upon our ability to raise additional capital. We have investigated the availability, source, or terms that might govern the acquisition of additional capital. If additional capital is needed, there is no assurance that funds will be available from any source or, if available, that they can be obtained on terms acceptable to us. If not available, our operations will be limited to those that can be financed with our modest capital.

The ultimate success of our Company depends upon our ability to raise additional capital. Safe Lane Systems has investigated the availability, source, or terms that might govern the acquisition of additional capital. If additional capital is needed, there is no assurance that funds will be available from any source or, if available, that they can be obtained on terms acceptable to Safe Lane Systems. If not available, Safe Lane System’s operations will be limited to those that can be financed with its modest capital.

Our officers and directors may have conflicts of interest which may not be resolved favorably to us.

Certain conflicts of interest may exist between us and our officers and directors. Our Officers and Directors have other business interests to which they devote their attention and may be expected to continue to do so although management time should be devoted to our business. As a result, conflicts of interest may arise that can be resolved only through exercise of such judgment as is consistent with fiduciary duties to us. Our officer is only engaged part-time in this business – up to 10 hours per week.

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

Burden to investors.

The financial risk of our activities will be borne primarily by existing or new shareholders, who will have contributed a significantly greater portion of our capital, than prior investors.

We will incur expenses in connection with SEC Filing Requirements and we may not be able to meet such costs, which could jeopardize our filing status with the SEC. Those costs are estimated to be $20,000-$50,000 per year additional.

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

We expect to be dependent on third party suppliers for various components used in our technology and products. Some of the components that we procure from third party suppliers include engineering, manufacturing, and sales, some of which are the sole source of the components. The cost, quality and availability of components are essential to the successful production and sale of our products. Any significant disruption in the source of these components could seriously impact production of our products and seriously harm our ability to market these products.

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

We may rely on strategic relationships to promote our products.

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

Forward looking statements and associated risks.

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

There is a limited public market for our common stock, and no assurance can be given that a market will continue or that a shareholder ever will be able to liquidate his investment without considerable delay, if at all. If a market should develop, the price may be highly volatile. Factors such as these discussed in the “Risk Factors” section may have a significant impact upon the market price of the shares offered hereby. Due to the low price of our securities, many brokerage firms may not be willing to effect transactions in our securities. Even if a purchaser finds a broker willing to effect a transaction in our shares, the combination of brokerage commissions, state transfer taxes, if any, and any other selling costs may exceed the selling price. Further, many lending institutions will not permit the use of our shares as collateral for any loans.

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

We are a “penny stock” company, as our stock price is less than $5.00 per share. Even if we were able to obtain an exchange listing for our stock, we cannot make an assurance that we will be able to maintain a stock price greater than $5.00 per share and if the share price was to fall to such prices, that we wouldn’t be subject to the “Penny Stocks” rules. None of our securities currently trade in any market and, if ever available for trading, will be subject to a Securities and Exchange Commission rule that imposes special sales practice requirements upon broker-dealers who sell such securities to persons other than established customers or accredited stockholders. For purposes of the rule, the phrase “accredited stockholders” means, in general terms, institutions with assets in excess of $5,000,000, or individuals having a net worth in excess of $10,000,000 or having an annual income that exceeds $200,000 (or that, when combined with a spouse’s income, exceeds $300,000). For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser’s written agreement to the transaction prior to the sale. Effectively, this discourages broker-dealers from executing trades in penny stocks. Very few brokers now affect such trades. Consequently, the rule will affect the ability of purchasers in this offering to sell their securities in any market that might develop therefore because it imposes additional regulatory burdens on penny stock transactions.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. DESCRIPTION OF PROPERTIES

Our mailing address is 19 Old Town Square, Suite #238, Fort Collins, CO 80524. The Company does not hold any real property. The officers operate virtually via the internet.

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

Our common stock’s trading symbol is “SFLL”. As of January 18, 2018, there have been no public sales transactions.

Holders. As of December 31, 2016, there were approximately 3 holders of record of the common stock. We believe that we have approximately 50 beneficial owners of our common stock. In many instances, a registered stockholder is a broker or other entity holding shares in street name for one or more customers who beneficially own the shares.

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

The independent registered public accounting firm’s report on the Company’s consolidated financial statements as of December 31, 2016, and for each of the years in the two-year period then ended, includes a “going concern” explanatory paragraph, that describes substantial doubt about the Company’s ability to continue as a going concern.

General

The Company was incorporated in Colorado in September of 2013 and redomiciled to become a Delaware Holding Corporation in September of 2016.

On September 22, 2016, the Company formed two wholly owned subsidiaries, SLS Industrial, Inc and Southeastern Holdings, Inc. (both Delaware corporations).

On September 30, 2016, the Company merged with SLS Industrial, Inc., which became the surviving entity. SLS Industrial, Inc. and Southeastern Holdings, Inc. then restructured to a Delaware holdings structure, in which SLS Industrial, Inc., became a wholly owned subsidiary of Southeastern Holdings, Inc. The Companies restructured under a plan of merger and reorganization, in which the then-outstanding 25,118,273 shares of common stock, 10,000,000 shares of Class A Preferred Stock and 0 shares of Class B Preferred Stock would ultimately translate 1 for 1 to the same interests in Southeastern Holdings, Inc.

On December 1, 2016, the Company spun off its wholly owned subsidiary, SLS Industrial, Inc., leaving Southeastern Holdings as the only surviving entity.

We are in the developmental stage of our business. Since our incorporation September 2013, we have been engaged in securing both exclusive and non-exclusive license agreements for our key products, designing a marketing plan, and lining up suppliers and manufacturers for production.

PLAN OF OPERATIONS

We did not have any revenues and did not recognize any income from continuing operations as of December 31, 2016. We have negative capital and no intangible assets. We are illiquid and need cash infusions from investors or shareholders to provide capital, or loans from any sources, none of which have been arranged nor assured.

We are currently seeking new business opportunities. Our goals for the next year are to pursue and engage in business opportunities and generate additional capital to fund such endeavors.

Our Goals for the next year are as follows:

Future Milestones

•	Generate additional capital to allow us to fund and develop new products and marketing
•	Develop new products and pursue new business opportunities
•	Fully implement direct and online sales marketing strategy

Our Budget for operations through the first quarter of 2018 is as follows:

APPLICATION OF FUNDS (1)
Professional fees	$20,000
Total	$20,000

(1) These items are variable and no commitment has been obtained from any source.

The Company may change any or all of the budget categories in the execution of its business model. None of the line items are to be considered fixed or unchangeable. The Company may need substantial additional capital to support its budget.

OFF BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements.

Our Budget for operations in next year is as follows:

Professional fees	$20,000
Total expenses	$20,000

We will need substantial additional capital to support our future operations. We have no revenues and have no committed source for any funds as of date here. No representation is made that any funds will be available when needed. In the event funds cannot be raised when needed, we may not be able to carry out our business plan, may never achieve sales or royalty income, and could fail in business as a result of these uncertainties. If our initial prospect appears uneconomical after evaluation we will seek other prospects it the area to acquire or farm into.

We may also consider a private placement or public offering of our common stock, if the market conditions allow at the time. No price, schedule or terms for such an offering has been determined at this time. We expect to expend funds on a quarterly basis, as follows:

Cash on Hand	$(743)
2nd Quarter 2017	$0
3rd Quarter 2017	$0
4th Quarter 2017	$12,000
1st Quarter 2018	$8,000
Total	$19,257

Results of Operations for the Years Ended December 31, 2016 and December 31, 2015

There were no revenues in the year ended December 30, 2016. However, there was one sale on the amazon.com platform resulting in $1,725 in revenue in the period ended December 31, 2015. This revenue, however, pertained to the operations that were subsequently spun off in December 2016.

Expenses decreased from $261,052 for the year ended December 31, 2015 to $119,387 for the year ended December 31, 2016. This decrease was primarily related to a reduction in needs for outside services. The marketing and sales staff were terminated in the first quarter of 2016 as the Company determined it needed to spend additional effort developing its products prior to executing its sales plan.

Liquidity and Capital Resources

During the year ended December 31, 2016 the Company received $27,500 from the issuance of convertible notes payable as compared to $185,000 in convertible debt issued in the year ended December 31, 2015.

During the twelve months ending December 31, 2017 the Company estimates it will need a minimum of approximately $1,250,000 to implement its business plan. Other than the foregoing, the Company does not know of any trends, events or uncertainties that have had, or are reasonably expected to have, a material impact on sales, revenues or income from continuing operations, or liquidity and capital resources.

Short Term.

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

Within the next twelve months we will need to secure an additional $1,250,000 in financing to implement our plan of operations. After the twelve month period we will need to secure an additional $10,000,000 in financing to fully implement our plan of operations. If we are unable to secure required funding, it may be unable to continue operations.

No commitments have been made to provide additional by our management or other stockholders. Accordingly, there can be no assurance that any additional funds will be available to us to allow it to cover our expenses as they may be incurred.

Material Agreements

We previously owned a License (Master IP License) which required us to commence Sales and Manufacture under the License by January 1, 2016. Similarly our Sub License (non exclusive) provides that we must commence sales/manufacturing by January 1, 2016. We completed the requirement with one sale via Amazaon.com. In December 2016, we sold this license as part of a division spin-off.

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

Income Tax

The Company accounts for income taxes under ASC 740, “Income Taxes.”  Under ASC 740, deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carry-forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

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

ITEM 7A. QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements and supplementary data are included herein commencing on page 44.

SOUTHEASTERN HOLDINGS, INC.

FINANCIAL STATEMENTS

For the years ended December 31, 2016 and 2015

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Southeastern Holdings, Inc. (Formerly Safe Lane Systems, Inc.)

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Southeastern Holdings, Inc. (the "Company") as of December 31, 2016 and 2015, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2016 and 2015, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company's auditor since 2014.

Lakewood, CO

August xx, 2018

Southeastern Holdings, Inc.

Balance Sheets

	December 31,
	2016	2015
ASSETS
Current Assets:
Cash and cash equivalents	$743	$15,282
Total Current Assets	743	15,282

Non-Current Assets:
Patent sublicense, net	–	1,711
Total Non-Current Assets	–	1,711

TOTAL ASSETS	$743	$16,993

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current Liabilities:
Accounts payable	$35,219	$1,080
Accrued expenses	1,011	–
Related party advances	4,056	–
Unsecured short-term notes payable	–	395,000
Accrued interest	–	14,942
Total Current Liabilities	40,286	411,022

Non-Current Liabilities:
Convertible notes payable	1,500	–
Total Non-Current Liabilities	1,500	–

Total Liabilities	41,786	411,022

Stockholders' Equity (Deficiency):
Class A super voting preferred stock, $0.0001 par value; 10,000,000 shares authorized, issued and outstanding as of each, December 31, 2016 and 2015.	1,000	1,000
Class B non-voting preferred stock, $0.0001 par value, 50,000,000 shares authorized, 0 and 0 issued and outstanding as December 31, 2016 and 2015, respectively.	–	–
Common Stock, $0.0001 par value, 500,000,000 shares authorized, 40,000,000 and 25,118,273 issued and outstanding as of December 31, 2016 and 2015, respectively.	4,000	2,512
Additional paid-in capital	801	801
Accumulated deficit	(46,844)	(398,342)
Total Stockholders' Equity (Deficiency)	(41,043)	(394,029)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)	$743	$16,993

The accompanying notes are an integral part of these financial statements

Southeastern Holdings, Inc.

Statements of Operations

	Year Ended December 31,
	2016	2015

Ordinary Income/Expense
Revenue	$–	$1,725
Total Revenue	–	1,725

Operating Expenses:
Professional and contract expense	63,429	183,558
Professional fees to related party	48,600	59,400
General and administrative expense	5,796	18,094
Impairment expense	1,562	–
Total Operating Expenses	119,387	261,052

Loss from operations	(119,387)	(259,327)

Other Income and Expense
Interest income	–	–
Amortization expense	(149)	(298)
Interest expense	(15,236)	(12,178)
Gain on extinguishment of debt	486,270	–
Total Other Income (Expense)	470,885	(12,476)

Net Income/(Loss)	$351,498	$(271,803)

Net Income/(Loss) per share (basic and diluted)	$0.01	$(0.01)

Weighted average number of common shares outstanding	28,838,705	24,768,273

The accompanying notes are an integral part of these financial statements

Southeastern Holdings, Inc.

Statements of Cash Flows

	Year Ended December 31,
	2016	2015

Cash Flows from Operating Activities
Net Loss	$351,498	$(271,803)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Amortization	149	299
Stock-based compensation	1,488	35
Gain on extinguishment of debt	(486,270)	–
Impairment of patent sublicense	1,562	–
Changes in operating assets and liabilities:
Accounts payable	76,231	1,080
Other accrued liabilities	16,247	12,177
Net Cash Used in Operating Activities	(39,095)	(258,212)

Cash Flows from Investing Activities
Cash paid in connection with sale of business unit	(1,000)	–
Net Cash Used in Investing Activities	(1,000)	–

Cash Flows from Financing Activities
Superior Traffic Controls loan	20,000	185,000
Issuance of convertible notes payable	7,500	–
Repayments of convertible notes payable	(6,000)	–
Advances from related party	4,056
Net Cash Provided by Financing Activities	25,556	185,000

Net Change In Cash	(14,539)	(73,212)

Cash at Beginning of Period	15,282	88,494
Cash at End of Period	$743	$15,282

The accompanying notes are an integral part of these financial statements

Southeastern Holdings, Inc.

Statement of Stockholders' Equity

	Common Stock		Preferred Stock Class A		Preferred Stock Class B
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity (Deficiency)

Balance, December 31, 2014	2,000,000	$200	10,000,000	$1,000	22,768,273	$2,277	$801	$(126,539)	$(122,261)

Conversion to common stock	22,768,273	2,277	–	–	(22,768,273)	(2,277)	–	–	–
Stock issued for services	350,000	35	–	–	–	–	–	–	35
Net loss	–	–	–	–	–	–	–	(271,803)	(271,803)
Balance, December 31, 2015	25,118,273	2,512	10,000,000	1,000	–	–	801	(398,342)	(394,029)

Stock issued for services	14,881,727	1,488	–	–	–	–	–	–	1,488
Net loss	–	–	–	–	–	–	–	351,498	351,498
Balance, December 31, 2016	40,000,000	$4,000	10,000,000	$1,000	–	$–	$801	$(46,844)	$(41,043)

The accompanying notes are an integral part of these financial statements

SOUTHEASTERN HOLDINGS, INC.

Notes to the Consolidated Financial Statements

As of and for the Years Ended December 31, 2016 and 2015

(Audited)

NOTE 1.  ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

SAFE LANE SYSTEMS, INC. (the “Company”), was incorporated in the State of Colorado on September 10, 2013. The Company was formed to engage in the sale of traffic safety equipment. The Company may also engage in any other business permitted by law, as designated by the Board of Directors of the Company. During the second quarter of 2014 the Company secured a perpetual license to all of the intellectual property of Superior Traffic Control in exchange for the issuance of nonvoting convertible stock in the company. In the second quarter of 2016 the Company determined that license and related intellectual property should be written off as worthless due to problems with the engineering provided and the inability to obtain meaningful sales. The Company redomiciled to become a Delaware Holding Corporation in September of 2016.

On September 22, 2016, the Company formed two wholly owned subsidiaries, SLS Industrial, Inc and Southeastern Holdings, Inc. (both Delaware corporations).

On September 30, 2016, the Company merged with SLS Industrial, Inc., which became the surviving entity. SLS Industrial, Inc. and Southeastern Holdings, Inc. then restructured to a Delaware holdings structure, in which SLS Industrial, Inc., became a wholly owned subsidiary of Southeastern Holdings, Inc. The Companies restructured under a plan of merger and reorganization, in which the then-outstanding 25,118,273 shares of common stock, 10,000,000 shares of Class A Preferred Stock and 0 shares of Class B Preferred Stock would ultimately translate 1 for 1 to the same interests in Southeastern Holdings, Inc.

On December 1, 2016, the Company spun off its wholly owned subsidiary, SLS Industrial, Inc., along with its assets and liabilities, leaving Southeastern Holdings, Inc. as the only surviving entity. Immediately prior to the date of the spin-off, the subsidiary held fully impaired intellectual property and owed net liabilities of $527,270, comprised of $415,000 of convertible debt, $30,178 of accrued unpaid interest on that debt and $82,092 of accounts payable pertaining to professional fees. The Company effected the spinoff by transferring its entire equity interest in SLS Industrial, Inc. in exchange for assuming $40,000 of the outstanding accounts payable and issuing payment of $1,000 cash to the buyer. As a result, the Company recognized a debt extinguishment gain of $486,270 in 2016.

The Company, Southeastern Holdings, Inc., is currently pursuing new business opportunities.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less as cash equivalents. As of December 31, 2016 and 2015, the Company had cash and cash equivalents of $743 and $15,282, respectively.

Cash Flows - During the year period ending December 31, 2016, the Company primarily utilized cash proceeds from an unsecured short term loan to fund its operations.

Cash flows used by operations for the period ended December 31, 2016 and 2015 were $40,095 and $258,212, respectively.

SOUTHEASTERN HOLDINGS, INC.

Notes to the Consolidated Financial Statements

As of and for the Years Ended December 31, 2016 and 2015

(Audited)

Impairment of Long-life Assets

In accordance with ASC Topic 360, the Company reviews its long-lived assets, including property, plant and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. No impairment was deemed necessary as of December 31, 2015. However, as discussed in Note 1, the Company subsequently determined that the patent sublicense was completely impaired, resulting in impairment expense of $1,562 for 2016.

Intangible Assets, Patents

During the second quarter of 2014 fiscal year the Company acquired the exclusive license rights and intellectual property for the patent of the Kone General device which expires July 2022. As payment for the license rights the company agreed to issue 22,768,273 shares of class B preferred, nonvoting shares to the shareholders of the original license holders “Superior Traffic Controls”. The Company accounts for its patent sub-license in accordance with ASC 350-30-30 “Intangibles – goodwill and other” and 805-50-30 and 805-50-15 related to “Business Combinations” by recognizing the fair value to the amount paid by the company for the asset at the time of purchase. Since Safe Lanes Systems has a limited operating history management determined to use par value as the value recognized for the transaction. Since the patent has a predetermined, finite life span, the cost of the asset will be recognized on a straight line basis over the remaining life of the patent. In addition, each period the Company will evaluate the intangible asset for impairment. As of December 31, 2015 no impairment was deemed necessary. However, as of December 31, 2016, the Company determined the patent sublicense was completely impaired. Balances pertaining to the patent sublicense as of December 31, 2016 and 2015 were as follows:

	December 31, 2016	December 31, 2015
Patents	$–	$2,277
Less: Accumulated Amortization	–	(566)
	$–	$1,711

Amortization expense for the year ended December 31, 2016 and 2015 was $149 and $298 respectively.

Accounts payable and accrued liabilities

Accounts payable and accrued liabilities consisted of accrued interest of $0 and $14,942 at December 31, 2016 and December 31, 2015, respectively. Accounts payable and accrued expenses pertaining to professional fees totaled $35,219 and $1,080 as of December 31, 2016 and 2015, respectively.

As of December 31, 2016 and 2015, accrued expenses were $1,011 and $0, respectively and consisted of Delaware franchise taxes and various other fees and penalties associated with the late filings.

During 2016 and 2015, the CEO advanced $4,056 and $0, respectively for professional fees on behalf of the Company, resulting in related party advances due to the CEO in the amounts of $4,056 and $0 as of December 31, 2016 and 2015, respectively.

Unsecured, short-term notes payable

The Company received funding in the form of an informal loan from the original holder of the license to the Kone-General patent loan license agreement in the year ending December 31, 2013. The company formalized an unsecured, short-term note at 4% from this group in the second quarter of 2014. As of December 31, 2015 the Company had received total funding of $395,000 and through December 31, 2016 the Company received an additional $20,000 in funding on this loan for a total of $415,000. The company recognized $12,178 in interest expense related to these loans in the year ended December 31, 2016. These notes, totaling $415,000, were due to be repaid December 31, 2016 but were not repaid at that time.

Immediately prior to the date of the spin-off, the subsidiary held fully impaired intellectual property and owed net liabilities of $527,270, including $415,000 of this unsecured convertible debt and $30,178 of accrued unpaid interest on the notes. The Company effected the spinoff by transferring its entire equity interest in SLS Industrial, Inc. in exchange for assuming $40,000 of the outstanding accounts payable and issuing payment of $1,000 cash to the buyer. As a result, the Company recognized a total debt extinguishment gain of $486,270 in 2016.

SOUTHEASTERN HOLDINGS, INC.

Notes to the Consolidated Financial Statements

As of and for the Years Ended December 31, 2016 and 2015

(Audited)

Convertible Notes Payable

In July 2016, the Company entered into $7,500 of convertible notes, of which $1,500 were held by the CEO and $6,000 by the CEO’s friends and family. These notes bear interest at 10% per annum, with accrual of interest commencing after December 31, 2016 and mature on December 31, 2018. The agreement define a trigger event as the sale of preferred stock at a stated value of $100,000 and a material funding as $500,000. Terms of the note permit the noteholders to convert the debt into 4.026% of the Company’s then-outstanding common stock any time between the trigger event and a material funding. Any time on or after maturity, the noteholders may either call the debt or elect to continue holding the debt at the 10% annual interest rate.

The Company evaluated the possibility that a beneficial conversion feature or derivative liability may exist on these notes and concluded that the Company’s stock value would render both features worthless or trivial and therefore did not record a beneficial conversion feature or derivative liability.

In December 2016, the Company issued payment for $6,000 of these notes, leaving an outstanding balance of $1,500 due to the CEO as of December 31, 2016. As of and for the year ended December 31, 2016, accrued interest and interest expense on these convertible notes was $0 and $0, all respectively.

Stockholders’ Equity

At December 31, 2016 and December 31, 2015, the Company was authorized to issue 500,000,000 shares of common stock, $0.0001 par value per share. In addition, 10,000,000 shares of Class A preferred super majority voting stock, $.0001 par value and 50,000,000 shares of Class B preferred, $.0001 par value nonvoting convertible shares were authorized. All common stock shares have full dividend rights. However, it is not anticipated that the Company will be declaring distributions in the foreseeable future.

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

In the third quarter of 2016 the Company issued 14,881,727 shares to a trust to be disbursed at the trustee’s direction as insurance in lieu of purchasing D&O insurance. As the Company has issued no stock for cash, the Company’s assets are inconsequential and there is no active market for this stock, the Company determined that the stock’s value is inconsequential and valued the transaction based upon par value of $.0001 per share, resulting in general and administrative expense of $1,488 during 2016.

Professional and contractor expenses

Professional and contractor expenses consisted of $48,600 and $59,400, respectively, of contract management fees for the years ended December 31, 2016 and 2015, respectively. The remaining $63,429 and $183,558, respectively, for the years ended December 31, 2016 and 2015 were related to other professional services.

Stock Based Compensation

The Company accounts for share-based payments pursuant to ASC 718, “Stock Compensation” and, accordingly, the Company records compensation expense for share-based awards based upon an assessment of the grant date fair value for stock. In the year ended December 31, 2015 all shares awarded were valued at par value.

SOUTHEASTERN HOLDINGS, INC.

Notes to the Consolidated Financial Statements

As of and for the Years Ended December 31, 2016 and 2015

(Audited)

Stock compensation expense for stock options is recognized over the vesting period of the award or expensed immediately under ASC 718 when stock is given for previous service without further recourse.

The following table summarizes share-based compensation expense recorded in selling, general and administrative expenses during each period presented:

	December 31, 2016	December 31, 2015
Stock Issued	14,881,727	350,000
Total Share-Based Compensation Expense	$1,488	$35

Management determined that the value of the stock was negligible, given no historical stock sales, no significant assets and the lack of a market for its common stock, and therefore used the par value of $0.0001 to determine stock compensation expense.

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

The Company calculates taxes using a blended tax rate of 34%. A summary of deferred tax assets is as follows:

	As of December 31,
	2016	2015
Deferred Tax Assets:
Net operating losses	$254,722	$135,436
Deferred Tax Liabilities:
Depreciation, amortization, other	–	(152)
Deferred tax asset	254,722	135,285
Less: valuation allowance	(254,722)	(135,285)
Deferred tax asset, net	–	–

The Company did not file its Delaware franchise taxes for 2016, resulting in penalties and interest of $211. These are reflected in the accrued expense balance of $1,011 as of December 31, 2016.

Gain on Extinguishment of Debt

Immediately prior to the spin-off on December 1, 2016, the subsidiary held fully impaired intellectual property and owed net liabilities of $527,270, comprised of $415,000 of convertible debt, $30,178 of accrued unpaid interest on that debt and $82,092 of accounts payable pertaining to professional fees. The Company effected the spinoff by transferring its entire equity interest in SLS Industrial, Inc. in exchange for assuming $40,000 of the outstanding accounts payable and issuing payment of $1,000 cash to the buyer. As a result, the Company recognized a debt extinguishment gain of $486,270 in 2016, as follows:

Accounts payable	$42,092
Short-term unsecured notes	415,000
Accrued interest on notes	30,178
Total liabilities transferred	487,270
Less: cash paid	(1,000)
Gain on extinguishment of debt	$486,270

SOUTHEASTERN HOLDINGS, INC.

Notes to the Consolidated Financial Statements

As of and for the Years Ended December 31, 2016 and 2015

(Audited)

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

Revenue from licensing services is recognized when the obligations to the client are fulfilled which is determined when particular milestones in the contract are achieved. Revenue from Seminar fees is related to one day seminars and is recognized as earned at the completion of the seminar. All revenue is measured at fair value.

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

Going Concern and Management’s Plans

As shown in the accompanying financial statements as of December 31, 2016, the Company had cash reserves of only $743, an accumulated deficit of $46,844, no history of generating revenue, and has incurred substantial operating losses, net of any non-cash GAAP- basis gains, such as extinguishment of debt.

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

Related Party Transactions

The Company pays its Chief Executive Officer, Paul Dickman through Mr. Dickman’s consulting company, Breakwater Finance, LLC. For the year ended December 31, 2016 and December 31, 2015, management and accounting fees were $48,600 and $59,400 respectively.

During 2016 and 2015, the Company paid $8,000 and $0, respectively, in consulting fees to a relative of the CEO for developing various aspects of the Company’s business model and product.

SOUTHEASTERN HOLDINGS, INC.

Notes to the Consolidated Financial Statements

As of and for the Years Ended December 31, 2016 and 2015

(Audited)

During 2016 and 2015, the CEO advanced the Company $4,056 and $0, respectively, for accrued advances due to him of $4,056 and $0 as of December 31, 2016 and 2015, respectively.

Mr. Dickman, who is also a greater-than-5% shareholder, holds 10,000,000 shares of Class A Supervoting preferred stock, which effectively entitles him to at least 60% of voting interests in any common shareholder vote.

Subsequent Events

In January 2018, the Company issued 125,000 shares of unrestricted stock to a consultant for professional services rendered.

Management has evaluated subsequent events through the date of this filing, noting that there were no other material events requiring disclosure or adjustment.

EXHIBIT ONE

SAFE LANES SYSTEM

FINAL FINANCIAL STATEMENT AS OF SEPTEMBER 30, 2016

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

Safe Lane Systems, Inc.

Statement of Operations

For the Three and Nine Months Ended September 30, 2016 and 2015 (Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2016	2015	2016	2015
	Restated		Restated
Ordinary Income/Expense

Revenue	$–	$–	$–	$1,725
Total Revenue	–	–	–	1,725

Expense
General & administrative expense	2,868	11,012	3,669	16,033
Impairment expense	–	–	1,562	–
Professional & contract expense	20,400	56,755	83,710	172,486
Total Expense	23,268	67,767	89,062	188,519

Net Income/(Loss) from Operations	(23,268)	(67,767)	(89,062)	(186,794)

Other Income/Expense
Interest income	–	–	–	–
Amortization expense	–	–	–	–
Interest expense	4,184	3,509	12,462	8,196
Total Other Income/Expense	4,184	3,509	12,462	8,196

Net Income/(Loss)	$(27,452)	$(71,276)	$(101,524)	$(194,990)

Net Income/(Loss) per share (basic and diluted)	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average number of common shares outstanding	24,768,273	24,768,273	24,768,273	24,768,273

See accompanying notes to financial statements.

Safe Lane Systems, Inc.

Statement of Cash Flow

For the Nine Months Ended September 30, 2016 and 2015 (Unaudited)

	Nine Months Ended
	2016	2015
	Restated
Cash Flows From Operating Activities
Net Income	$(101,524)	$(194,989)

Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Amortization	148	104
Impairment of intangible asset	1,562	–
Stock Based Compensation	–	–
Changes in operating Assets and Liabilities:
Accounts payable	41,012	–
Accrued expense	11,308	–
Accrued interest expense	12,462	8,196
Net Cash Provided by (used for) Operating Activities	(34,911)	(186,689)

Cash Flows from Investing Activities:	–	–

Cash Flow from Financing Activities:
Superior Traffic Controls Loan	20,000	150,000
Short Term Loan	7,500	–
Net cash provided by Financing Activities	27,500	150,000

Net Increase (Decrease) in Cash	(7,411)	(36,689)
Cash at Beginning of Period	15,282	88,495
Cash at End of Period	$7,871	$51,806

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

At the conclusion of each reporting period the patent is evaluated for impairment. As of September 30, 2016 due to the lack of sales and determining that incomplete engineering plans were provided the Company determined it should impair the entire remaining value of the intangible asset and at that time the remaining value was of $1,562 was written off to impairment expense.

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

Stock option activity was as follows:

	Number of Shares	Weighted Average Exercise Price ($)

Balance at December 31, 2014	10,000,000	0.20
Granted	0	–
Exercised	0	–
Forfeited or expired	0	–
Balance at December 31, 2015	10,000,000	0.20
Granted	0	–
Exercised	0	–
Forfeited or expired	0	–
Balance at September 30, 2016	10,000,000	0.20

The following table presents information regarding options outstanding and exercisable as of September 30, 2016:

Weighted average contractual remaining term - options outstanding	0.0 years
Aggregate intrinsic value - options outstanding	–
Warrants exercisable	10,000,000
Weighted average exercise price - options exercisable	$0.20

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. Based on this assessment, management believes that as of December 31, 2016, our internal control over financial reporting is not effective based on those criteria.

Specifically, management’s evaluation identified the following material weaknesses, which existed as of December 31, 2016:

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS AND EXECUTIVE OFFICERS

BOARD OF DIRECTORS AND EXECUTIVE OFFICERS

Name	Age	Position	Term

Paul D. Dickman	37	Chief Executive Officer, President, Chief Financial Officer, Director and Chairman	Annual

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

BIOGRAPHICAL INFORMATION

PAUL D. DICKMAN, CHIEF EXECUTIVE OFFICER, PRESIDENT, CHIEF FINANCIAL OFFICER DIRECTOR AND CHAIRMAN OF THE BOARD SINCE INCEPTION (SEPTEMBER 10, 2013)

Paul D. Dickman, age 37, started his career in retail sales and then developed his expertise in the accounting profession through his work as an auditor and consultant with several large, regional public accounting firms. He started his career with Cherry Bekaert & Holland in Greenville, SC, where he was employee from 2003 to 2005. He then worked for Hein and Associates, LLP from 2005 through 2008. From 2008 to 2010 he worked for the commercial real estate investment firm, Northstar Commercial Partners, LLC as a property/project manager. Mr. Dickman, started his own professional service firm in 2010 with a focus on assisting small private companies raise capital and manage the transition from being privately owned to publicly owned and traded.

Paul Dickman graduated with a Bachelor of Science degree in Financial Management from Bob Jones University before completing his CPA certification in 2005 in South Carolina. In addition to studying finance and accounting, he received a minor in Communications and was highly involved in scholastic debate throughout his educational years.

Mr. Dickman has served as the Chief Financial Officer for the publicly traded company Chineseinvestors.com, Inc. from 2009 through 2014, during which time they raised over $10,000,000 in equity investment. He re-assumed the position in 2017 and has held it through the present.

CONFLICTS OF INTEREST – GENERAL.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth certain information concerning compensation paid by the Company to its sole officer for the fiscal years ended December 31, 2015, 2014 and 2013 (the "Named Executive Officers"):

SUMMARY EXECUTIVES COMPENSATION TABLE

In Dollars

Name & Position	Year	Contract Payments ($)	Bonus ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Non-qualified deferred compensation earnings ($)	All other compensation ($)	Total ($)

Paul D. Dickman, CEO, President, Chairman (1)(2)	2016	20,000	–	–	–	–	–	–	$20,000
	2015	60,000	–	35	–	–	–	–	$60,000
	2014	60,000	–	–	–	–	–	–	$60,000

(1) Safe Lane Systems, Inc., the original reporting entity, was incorporated on September 10, 2013. As Founder, Mr. Dickman received 10,000,000 shares of Class “A” Preferred Super Majority Voting shares at par value of $0.0001 par value.

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

				Stock Warrants
Name	Position	Annual Compensation		Vested	Unvested

Paul D. Dickman	CEO, President, Director and Chairman	$60,000	(1)	0	0

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

The following table sets forth certain information concerning compensation paid to the Company’s directors during the years ended December 31, 2015 and 2014:

Name	Year	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Non-qualified deferred compensation earnings ($)	All other compensation ($)	Total ($)

Paul D. Dickman	2016	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-
	2015	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The following table sets forth certain information concerning outstanding equity awards held by the Chief Executive Officer, Chief Financial and the Company’s most highly compensated executive officers for the fiscal year ended December 31, 2015 (the "Named Executive Officers"):

	Option Awards					Stock awards
Name	Number of securities underlying unexercised warrants (#) exercisable	Number of securities underlying unexercised warrants (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned warrants (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or others rights that have not vested ($)
Paul D. Dickman, CEO, President and Chairman	0	0	0	0	0	0	0	0	0

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following tables set forth certain information regarding beneficial ownership of our common stock, as of December 31, 2015, by:

•	each person who is known by Southeastern Holdings, Inc. to own beneficially more than 5% of the Company's outstanding common stock,
•	each of the Company's named executive officers and directors, and
•	all executive officers and directors as a group.

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

OFFICERS AND DIRECTORS

Title of Class	Name of Beneficial Owner (1)	Amount and Nature of Beneficial Owner	Percent of Class (2)

Common shares	Paul D. Dickman, CEO, President, Director and Chairman	24,768,273	62%

Common shares	All Directors and Executive Officers as a Group (2 persons)	24,768,273	62%

(1)	The address of each person listed above, unless otherwise indicated, is c/o Southeastern Holdings, Inc., 19 Old Town Square, Suite #238, Fort Collins, CO 80524.
(2)	Based upon 40,000,000 shares issued and outstanding on a fully diluted basis and conversion of the Class “B” Preferred Convertible Non-Voting Stock.

GREATER THAN 5% STOCKHOLDERS

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class (1)
Common shares	Paul D. Dickman, CEO, President and Chairman (2)	24,768,273	62%

(1)	Based upon 40,000,000 shares issued and outstanding on a fully diluted basis.

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

			Stock Warrants
Name	Position	Annual Compensation	Vested	Unvested

Paul D. Dickman	CEO, President and Chairman	$60,000 (1)	0	0

(1) Mr. Dickman is also entitled to an administrative fee of 8% of total billings.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

GENERAL. BF BORGERS, CPA, PC (“BF BORGERS”) is the Company's independent registered public accounting firm. The Company's Board of Directors has considered whether the provisions of audit services are compatible with maintaining BF BORGER’s independence. The engagement of our independent registered public accounting firm was approved by our board of directors functioning as our audit committee prior to the start of the audit of our consolidated financial statements for the year ended December 31, 2016.

The following table represents aggregate fees billed to the Company for the years ended December 31, 2016 and 2015.

	Year Ended December 31,
	2016	2015
Audit Fees	$12,500	$12,500

Audit-related Fees	–	–

Tax Fees	$1,000	$1,000

All Other Fees	$0	$0
Total Fees	$13,500	$13,500

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

* To be filed by amendment.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHEASTERN HOLDINGS, INC.

Date: August 15, 2018

By: /s/ Paul Dickman

Paul Dickman, President,

Chief Executive Officer (Principal Executive Officer and

Chief Financial Officer (Principal Accounting Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: August 15, 2018	SOUTHEASTERN HOLDINGS, INC.

/s/ Paul Dickman
Paul Dickman, Director

