Form 10-Q
period 2017-03-31
Southeastern Holdings, Inc.
filed 2018-08-16
CIK 1614826

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

✓       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

OR

☐       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period __________ to __________

Commission File Number: 333-198435

SOUTHEASTERN HOLDINGS, Inc.

(Exact name of registrant as specified in its charter)

COLORADO	46-3892319
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

19 Old Town Square, Suite #238, Fort Collins, CO 80524, (303) 968-9643

(Address and telephone number of principal executive offices)

Mr. Paul Dickman, CEO, (303) 968-9643

19 Old Town Square, Suite #238, Fort Collins, CO 80524

(Name, address and telephone number of agent for service)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ✓    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No ✓

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	✓
Emerging Growth Company	✓

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ✓

As of August 14, 2018, there were outstanding 40,125,000 shares of the issuer’s common stock, par value $0.0001 per share, 10,000,000 shares of the issuer’s class A preferred stock, par value $0.0001 per share and 0 shares of the issuer’s class B preferred stock, par value $0.0001 per share.

SOUTHEASTERN HOLDINGS, INC.

FORM 10-Q for the Quarter Ended March 31, 2017

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Southeastern Holdings, Inc.

Balance Sheets

	As of
	March 31, 2017	December 31, 2016
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$733	$743
Total Current Assets	733	743

Non-Current Assets:
Patent sublicense, net	–	–
Total Non-Current Assets	–	–

TOTAL ASSETS	$733	$743

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current Liabilities:
Accounts payable	$35,414	$35,219
Accrued expenses	1,011	1,011
Related party advances	4,056	4,056
Unsecured short-term notes payable	–	–
Accrued interest	38	–
Total Current Liabilities	40,519	40,286

Non-Current Liabilities:
Convertible notes payable	1,500	1,500
Total Non-Current Liabilities	1,500	1,500

Total Liabilities	42,019	41,786

Stockholders' Equity (Deficiency):
Class A super voting preferred stock, $0.0001 par value; 10,000,000 shares authorized, issued and outstanding as of each, March 31, 2017 and December 31, 2016.	1,000	1,000
Class B non-voting preferred stock, $0.0001 par value, 50,000,000 shares authorized, 0 and 0 issued and outstanding as March 31, 2017 and December 31, 2016, respectively.	–	–
Common Stock, $0.0001 par value, 500,000,000 shares authorized, 40,000,000 and 40,000,000 issued and outstanding as of March 31, 2017 and December 31,2016, respectively.	4,000	4,000
Additional paid-in capital	801	801
Accumulated deficit	(47,087)	(46,844)
Total Stockholders' Equity (Deficiency)	(41,286)	(41,043)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)	$733	$743

The accompanying notes are an integral part of the consolidated financial statements.

Southeastern Holdings, Inc.

Statements of Operations

	Three Months Ended March 31,
	2017	2016
	(Unaudited)	(Unaudited)

Ordinary Income/Expense
Revenue	$–	$–
Total Revenue	–	–

Operating Expenses:
Professional and contract expense	195	8,803
Professional fees to related party	–	16,200
General and administrative expense	10	241
Total Operating Expenses	205	25,244

Loss from operations	(205)	(25,244)

Other Income and Expense
Amortization expense	–	(74)
Interest expense	(38)	(4,139)
Total Other Income (Expense)	(38)	(4,213)

Net Income/(Loss)	$(243)	$(29,457)

Net Income/(Loss) per share (basic and diluted)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	40,000,000	25,118,273

The accompanying notes are an integral part of the consolidated financial statements.

Southeastern Holdings, Inc.

Statements of Cash Flows

	Three Months Ended March 31,
	2017	2016
	(Unaudited)	(Unaudited)

Cash Flows from Operating Activities
Net Loss	$(243)	$(29,457)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Amortization	–	74
Changes in operating assets and liabilities:
Accounts payable	195	4,820
Other accrued liabilities	38	4,139
Net Cash Used in Operating Activities	(10)	(20,424)

Cash Flows from Investing Activities
Net Cash Used in Investing Activities	–	–

Cash Flows from Financing Activities
Superior Traffic Controls loan	–	20,000
Net Cash Provided by Financing Activities	–	20,000

Net Change In Cash	(10)	(424)

Cash at Beginning of Period	743	15,282
Cash at End of Period	$733	$14,858

The accompanying notes are an integral part of the consolidated financial statements.

SOUTHEASTERN HOLDINGS, INC.

NOTES TO THE FINANCIAL STATEMENTS

March 31, 2017 (UNAUDITED)

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

On September 22, 2016, the Company formed two wholly owned subsidiaries, SLS Industrial, Inc. and Southeastern Holdings, Inc. (both Delaware corporations).

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

Cash Flows - During the period ending March 31, 2017, the Company primarily utilized cash proceeds from previously issued convertible debt to fund operations.

Cash flows used by operations for the period ended March 31, 2017 and 2016 were $10 and $20,424, respectively.

As of March 31, 2017, the Company had cash and cash equivalents of $733, as compared to cash and cash equivalents of $743 as of December 31, 2016.

Impairment of Long-life Assets

In accordance with ASC Topic 360, the Company reviews its long-lived assets, including property, plant and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. As discussed in Note 1, the Company determined that the patent sublicense was completely impaired as of December 31, 2016, resulting in impairment expense of $1,683 for 2016.

Intangible Assets, Patents

During the second quarter of 2014 fiscal year the Company acquired the exclusive license rights and intellectual property for the patent of the Kone General device which expires July 2022. As payment for the license rights the company agreed to issue 22,768,273 shares of class B preferred, nonvoting shares to the shareholders of the original license holders “Superior Traffic Controls”. The Company accounts for its patent sub-license in accordance with ASC 350-30-30 “Intangibles – goodwill and other” and 805-50-30 and 805-50-15 related to “Business Combinations” by recognizing the fair value to the amount paid by the company for the asset at the time of purchase. Since Safe Lanes Systems has a limited operating history management determined to use par value as the value recognized for the transaction. Since the patent has a predetermined, finite life span, the cost of the asset will be recognized on a straight line basis over the remaining life of the patent. In addition, each period the Company will evaluate the intangible asset for impairment. During 2016, the Company determined that the patent was completely impaired. Balances pertaining to the patent sublicense as of December 31, 2016 were as follows:

December 31, 2016
Patents	$–
Less: Accumulated Amortization	–
$–

Amortization expense for the three months ended March 31, 2016 was $74. The Company spun off its rights to the patents in the fourth quarter of 2016 in connection with the business spin-off.

Accounts payable and accrued liabilities

Accounts payable consisted of $35,414 at March 31, 2017 and $35,219 at December 31, 2016 respectively. Accrued interest consisted of $38 at March 31, 2017 and $0 at December 31, 2016, respectively.

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

Convertible Notes Payable

In July 2016, the Company entered into $7,500 of convertible notes, of which $1,500 were held by the CEO and $6,000 by the CEO’s friends and family. These notes bear interest at 10% per annum, with accrual of interest commencing after December 31, 2016 and mature on December 31, 2018. The agreements define a trigger event as the sale of preferred stock at a stated value of $100,000 and a material funding as $500,000. Terms of the notes permit the noteholders to convert the debt into 4.026% of the Company’s then-outstanding common stock any time between the trigger event and a material funding. Any time on or after maturity, the noteholders may either call the debt or elect to continue holding the debt at the 10% annual interest rate.

The Company evaluated the possibility that a beneficial conversion feature or derivative liability may exist on these notes and concluded that the Company’s stock value would render both features worthless or trivial and therefore did not record a beneficial conversion feature or derivative liability.

In December 2016, the Company repaid $6,000 of these notes, leaving an outstanding balance of $1,500 due to the CEO as of each, March 31, 2017 and December 31, 2016. Interest expense on these notes totaled $0 for the three months ended March 31, 2017. Accrued interest outstanding on this debt was $38 and $0 as of March 31, 2017 and December 31, 2016, respectively.

Related Party Advances

From time to time, the Company’s CEO advances funds to pay for professional services on behalf of the Company. These advances are due on demand, have no set term and bear no interest. During the three months ended March 31, 2017 and 2016, the CEO advanced $0 and $0, respectively. As of March 31, 2017 and December 31, 2016, the balance due to the CEO was $4,056 and $4,056, respectively.

Stockholders’ Equity

At December 31, 2017 and December 31, 2016, the Company was authorized to issue 500,000,000 shares of common stock, $0.0001 par value per share. In addition, 10,000,000 shares of Class A preferred super majority voting stock, $.0001 par value and 50,000,000 shares of Class B preferred, $.0001 par value nonvoting convertible shares were authorized. All common stock shares have full dividend rights. However, it is not anticipated that the Company will be declaring distributions in the foreseeable future.

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

Upon execution of a patent sublicense agreement the Company issued 22,768,273 shares of its class B preferred convertible stock to a trustee on behalf of shareholders of the original license agreement. These shares were convert into regular common stock when the company registering the underlying shares with the SEC and listing of the shares on a recognized exchange. During the year ended December 31, 2016 all of these shares were retired and common shares were issued on a 1 to 1 basis to replace them.

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

As of each March 31, 2017 and December 31, 2016, 40,000,000 common shares, 10,000,000 Class A Preferred Shares and 0 Class B Preferred shares were issued and outstanding.

Professional and contractor expenses

During the three months ended March 31, 2017 and 2016, respectively, the Company paid its CEO’s company $0 and $16,200 for contract management services. The Company also paid $0 and $8,383 for professional services to a relative of the CEO for development of the business plan in the three months ended March 31, 2017 and 2016, respectively. Remaining professional fees of $195 and $420, respectively, pertained to administrative functions, such as accounting, performed by third parties.

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

Stock compensation expense for stock options is recognized over the vesting period of the award or expensed immediately under ASC 718 when options are given for previous service without further recourse. The Company issued stock options to contractors that had been providing services to the Company upon their termination of services. Under ASC 718 these options were recognized as expense in the period issued because they were given as a form of compensation for services already rendered with no recourse.

The Company issued no stock or options during the three months ended March 31, 2017 and 2016 and had no outstanding options as of March 31, 2017 or December 31, 2016.

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

Revenue Recognition

The Company is currently pursuing new business opportunities and consequently has not produced revenues. The Should the Company generate revenues in the future, it will recognize such revenues in accordance with ASC 606, “Contracts with Customers.”

Financial Instruments

The carrying value of the Company’s financial instruments, including cash and cash equivalents, as reported in the accompanying balance sheet, are stated at fair value.

Going Concern and Management’s Plans

As shown in the accompanying financial statements as of March 31, 2017, the Company had cash reserves of only $733, an accumulated deficit of $47,087, no history of generating revenue, and has incurred substantial operating losses, net of any non-cash GAAP- basis gains, such as extinguishment of debt.

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

Related Party Transactions

The Company pays its Chief Executive Officer, Paul Dickman through Mr. Dickman’s consulting company, Breakwater Finance, LLC. For the three month periods ended March 31, 2017 and March 31, 2016, management fees were $0 and $16,200 respectively.

During the three month period ended March 31, 2016, the Company paid $8,383 to a family member of the CEO for development of the Company’s previous business plan.

Subsequent Events

The Company evaluates events and transactions after the balance sheet date but before the financial statements are issued.

In January 2018, the Company issued 125,000 shares of unrestricted stock to a consultant for professional services rendered.

As of the date of this filing, management determined there were no other events requiring adjustment to or additional disclosure in the financial statements.

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

As of March 31, 2017, we had approximately $733 in cash on hand. Our current monthly cash burn rate is approximately $500, and it is expected that burn rate will continue until significant additional capital is raised and our marketing plan is executed. While there is currently very modest cash burn, our trade creditors may call debts at any time, and our cash reserves would not be sufficient to satisfy all balances. We are currently dependent on minimal expenses to be covered by a loan or other cash infusion from the company’s chairman of the board and CEO, Mr. Dickman. There is no guarantee that this cash infusion will continue to be made.

Results of Operations

There were no revenues in the three months ended March 31, 2017 or 2016.

Net losses decreased from $29,457 in the three month period ended March 31, 2016 to $243 in the three month period ending March 31, 2017. This decrease was primarily caused by a reduction in needs for professional services after the 2016 spinoff.

Liquidity and Capital Resources

During the three months ended March 31, 2017, the Company received no funding, as compared to funding through notes payable in the three months ended March 31, 2016.

During the twelve months ending March 31, 2018 the Company estimates it will need approximately $20,000 to pursue business opportunities. Other than the foregoing, the Company does not know of any trends, events or uncertainties that have had, or are reasonably expected to have, a material impact on sales, revenues or income from continuing operations, or liquidity and capital resources.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Disclosure controls and procedures are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-Q, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and is communicated to our management, including our Principal Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our management concluded that, as of March 31, 2017, our disclosure controls and procedures were not effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2017 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

Item 6.  Exhibits

a.  Exhibits

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Schema Document

101.CAL*	XBRL Calculation Linkbase Document

101.DEF*	XBRL Definition Linkbase Document

101.LAB*	XBRL Labels Linkbase Document

101.PRE*	XBRL Presentation Linkbase Document

* To be filed by amendment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHEASTERN HOLDINGS, INC.

Date: August 15, 2018	By:	/s/ Paul Dickman
Paul Dickman, Chief Executive Officer, Principal Financial and Accounting Officer

