Form 10-K
period 2017-12-31
Southeastern Holdings, Inc.
filed 2018-08-16
CIK 1614826

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Mr. Paul Dickman, CEO, (303) 968-9643

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part  II of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant on December 31, 2017, the last business day of the registrant’s most recently completed fiscal quarter, determined by the lack of an active market for the Company’s common stock, was approximately $0. This computation assumes that all executive officers, directors and persons known to the registrant to be the beneficial owners of more than ten percent of the registrant’s common stock are affiliates of the registrant. Such assumption should not be deemed conclusive for any other purpose.

As of January 31, 2018, there were outstanding 40,000,000 shares of our common stock, par value $0.0001 per share, 10,000,000 shares of the Company’s Class A Super Voting preferred stock, par value $0.0001 per share, and 0 shares of the Company’s Class B Non-Voting preferred stock, par value $0.001 per share.

Documents incorporated by reference: None

i

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

As of December 31, 2017, we had approximately $733 in cash on hand. Our current monthly cash burn rate is approximately $500, and it is expected that burn rate will continue until significant additional capital is raised and our marketing plan is executed. While there is currently very modest cash burn, our trade creditors may call debts at any time, and our cash reserves would not be sufficient to satisfy all balances. We are currently dependent on minimal expenses to be covered by a loan or other cash infusion from the company’s chairman of the board and CEO, Mr. Dickman. There is no guarantee that this cash infusion will continue to be made.

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

Sales and Marketing Plan

Once the company settles on a new business plan it will adopt an appropriate sales and marketing plan to support those efforts.

Milestones Reached To Date

In connection with our spinoff of primary operations, we are pursuing new business opportunities and will be developing milestones around those. Over the next year, we hope to find new business opportunities and generate additional capital to allow us to fund and develop new products and marketing.

As of December 31, 2017, the Company had a cash balance of $733. While, we currently have a $500 monthly cash burn rate, we do not have sufficient cash to pay vendor balances if called or to fund a new business plan. The current burn is being financed by advances from the companies Chairman of the board but there is no guarantee that these funds will be available in the future.

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

Our Budget for operations in next fiscal year, 2018, is as follows:

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

We have limited funds, and such funds may not be adequate to carry out the business plan. We have limited funds (as of December 31, 2017, we had $733 in cash on hand), and such funds may not be adequate to carry out the business plan. The ultimate success of our Company may depend upon our ability to raise additional capital. We have investigated the availability, source, or terms that might govern the acquisition of additional capital. If additional capital is needed, there is no assurance that funds will be available from any source or, if available, that they can be obtained on terms acceptable to us. If not available, our operations will be limited to those that can be financed with our modest capital.

The ultimate success of our Company depends upon our ability to raise additional capital. Southeastern Holdings, Inc. has investigated the availability, source, or terms that might govern the acquisition of additional capital. If additional capital is needed, there is no assurance that funds will be available from any source or, if available, that they can be obtained on terms acceptable to Southeastern Holdings, Inc. If not available, Southeastern Holdings, Inc.’s operations will be limited to those that can be financed with its modest capital.

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

Once the company settles upon a new business model it is expected it will rely on the experience of outside consultants, manufacturers and suppliers. If one or more of these consultants, manufacturers, or suppliers terminates with us, or becomes unavailable, suitable replacements will need to be obtained and there is no assurance that such replacement could be obtained under conditions favorable to us.

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

Holders. As of December 31, 2017, there were approximately 3 holders of record of the common stock. We believe that we have approximately 50 beneficial owners of our common stock. In many instances, a registered stockholder is a broker or other entity holding shares in street name for one or more customers who beneficially own the shares.

The Company has engaged Mountain Share Transfer, Inc., P.O. Box 191767, Atlanta, Georgia 31119, phone (303) 460-1149/ fax (404) 816-8830 as its transfer agent for its securities.

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

Recent Sales of Unregistered Securities

We made no unregistered sales of our securities from January 1, 2015 through December 31, 2017.

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

The independent registered public accounting firm’s report on the Company’s consolidated financial statements as of December 31, 2017, and for each of the years in the two-year period then ended, includes a “going concern” explanatory paragraph, that describes substantial doubt about the Company’s ability to continue as a going concern.

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

PLAN OF OPERATIONS

We did not have any revenues and did not recognize any income from continuing operations as of December 31, 2017. We have negative capital and no intangible assets. We are illiquid and need cash infusions from investors or shareholders to provide capital, or loans from any sources, none of which have been arranged nor assured.

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

We may also consider a private placement or public offering of our common stock, if the market conditions allow at the time. No price, schedule or terms for such an offering has been determined at this time. We expect to expend funds on a quarterly basis, as follows:

Cash on Hand	$(733)
2nd Quarter 2018	$0
3rd Quarter 2018	$0
4th Quarter 2018	$12,000
1st Quarter 2019	$8,000
Total	$19,267

Results of Operations for the Years Ended December 31, 2017 and December 31, 2016

There were no revenues in the years ended December 30, 2017 and 2016. However, there was one sale on the amazon.com platform resulting in $1,725 in revenue in the period ended December 31, 2016. This revenue, however, pertained to the operations that were subsequently spun off in December 2016.

Expenses decreased from $119,387 for the year ended December 31, 2016 to $2,265 for the year ended December 31, 2017. This decrease was primarily related to a reduction in needs for outside services. The marketing and sales staff were terminated in the first quarter of 2016 as the Company determined it needed to spend additional effort developing its products prior to executing its sales plan.

Liquidity and Capital Resources

During the year ended December 31, 2017 the Company received $0 from the issuance of notes payable as compared to $7,500 received in the year ended December 31, 2016.

During the twelve months ending December 31, 2018 the Company estimates it will need a minimum of approximately $1,250,000 to implement its business plan. Other than the foregoing, the Company does not know of any trends, events or uncertainties that have had, or are reasonably expected to have, a material impact on sales, revenues or income from continuing operations, or liquidity and capital resources.

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

Material Agreements

We previously owned a License (Master IP License) which required us to commence Sales and Manufacture under the License by January 1, 2016. Similarly our Sub License (non exclusive) provided that we must commence sales/manufacturing by January 1, 2016. We completed the requirement with one sale via Amazaon.com. In December 2016, we sold this license as part of a division spin-off.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements and supplementary data are included herein commencing on page 20.

SOUTHEASTERN HOLDINGS, INC.

FINANCIAL STATEMENTS

For the years ended December 31, 2017 and 2016

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Southeastern Holdings, Inc. (Formerly Safe Lane Systems, Inc.)

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Southeastern Holdings, Inc. (the "Company") as of December 31, 2017 and 2016, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

Lakewood, CO

August xx, 2018

Southeastern Holdings, Inc.

Balance Sheets

	December 31,
	2017	2016

ASSETS
Current Assets:
Cash and cash equivalents	$733	$743
Total Current Assets	733	743

TOTAL ASSETS	$733	$743

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current Liabilities:
Accounts payable	$32,424	$35,219
Accrued expenses	1,811	1,011
Related party advances	8,306	4,056
Unsecured short-term notes payable	–	–
Accrued interest	150	–
Total Current Liabilities	42,691	40,286

Non-Current Liabilities:
Convertible notes payable	1,500	1,500
Total Non-Current Liabilities	1,500	1,500

Total Liabilities	44,191	41,786

Stockholders' Equity (Deficiency):
Class A super voting preferred stock, $0.0001 par value; 10,000,000 shares authorized, issued and outstanding as of each, December 31, 2017 and 2016.	1,000	1,000
Class B non-voting preferred stock, $0.0001 par value, 50,000,000 shares authorized, 0 and 0 issued and outstanding as of December 31, 2017 and 2016, respectively.	–	–
Common Stock, $0.0001 par value, 500,000,000 shares authorized, 40,000,000 issued and outstanding as of each December 31, 2017 and 2016	4,000	4,000
Additional paid-in capital	801	801
Accumulated deficit	(49,259)	(46,844)
Total Stockholders' Equity (Deficiency)	(43,458)	(41,043)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)	$733	$743

The accompanying notes are an integral part of these financial statements

Southeastern Holdings, Inc.

Statements of Operations

	Year Ended December 31,
	2017	2016

Ordinary Income/Expense
Revenue	$–	$–
Total Revenue	–	–

Operating Expenses:
Professional and contract expense	1,455	63,429
Professional fees to related party	–	48,600
General and administrative expense	810	5,796
Impairment expense	–	1,562
Total Operating Expenses	2,265	119,387

Loss from operations	(2,265)	(119,387)

Other Income and Expense
Amortization expense	–	(149)
Interest expense	(150)	(15,236)
Gain on extinguishment of debt	–	486,270
Total Other Income (Expense)	(150)	470,885

Net Income/(Loss)	$(2,415)	$351,498

Net Income/(Loss) per share (basic and diluted)	$(0.00)	$0.01

Weighted average number of common shares outstanding	28,838,705	24,768,273

The accompanying notes are an integral part of these financial statements

Southeastern Holdings, Inc.

Statement of Stockholders' Equity

	Common Stock		Preferred Stock Class A		Preferred Stock Class B
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity (Deficiency)
Balance, December 31, 2015	25,118,273	$2,512	10,000,000	$1,000	–	$–	$801	$(398,342)	$(394,029)
Stock issued for services	14,881,727	1,488	–	1,488
Net loss	351,498	351,498
Balance, December 31, 2016	40,000,000	4,000	10,000,000	1,000	–	–	801	(46,844)	(41,043)
Net loss	(2,415)	(2,415)
Balance, December 31, 2017	40,000,000	$4,000	10,000,000	$1,000	–	$–	$801	$(49,259)	$(43,458)

The accompanying notes are an integral part of these financial statements

Southeastern Holdings, Inc.

Statements of Cash Flows

	Year Ended December 31,
	2017	2016
Cash Flows from Operating Activities
Net Loss	$(2,415)	$351,498
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Amortization	–	149
Stock-based compensation	–	1,488
Gain on extinguishment of debt	–	(486,270)
Impairment of patent sublicense	–	1,562
Changes in operating assets and liabilities:
Accounts payable	(2,795)	76,231
Other accrued liabilities	950	16,247
Net Cash Used in Operating Activities	(4,260)	(39,095)

Cash Flows from Investing Activities
Cash paid in connection with sale of business unit	–	(1,000)
Net Cash Used in Investing Activities	–	(1,000)

Cash Flows from Financing Activities
Superior Traffic Controls loan	–	20,000
Issuance of convertible notes payable	–	7,500
Repayments of convertible notes payable	–	(6,000)
Advances from related party	4,250	4,056
Net Cash Provided by Financing Activities	4,250	25,556

Net Change In Cash	(10)	(14,539)

Cash at Beginning of Period	743	15,282
Cash at End of Period	$733	$743

The accompanying notes are an integral part of these financial statements

SOUTHEASTERN HOLDINGS, INC.

Notes to the Consolidated Financial Statements

As of and for the Years Ended December 31, 2017 and 2016

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less as cash equivalents. As of December 31, 2017 and 2016, the Company had cash and cash equivalents of $733 and $743, respectively.

SOUTHEASTERN HOLDINGS, INC.

Notes to the Consolidated Financial Statements

As of and for the Years Ended December 31, 2017 and 2016

(Audited)

Cash Flows - During the year period ending December 31, 2017, the Company primarily utilized cash proceeds from an unsecured short term loan to fund its operations.

Cash flows used by operations for the periods ended December 31, 2017 and 2016 were $4,260 and $40,095, respectively.

Impairment of Long-life Assets

In accordance with ASC Topic 360, the Company reviews its long-lived assets, including property, plant and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. As discussed in Note 1, the Company determined that the patent sublicense was completely impaired as of December 31, 2016, resulting in impairment expense of $1,562 for 2016.

Intangible Assets, Patents

During the second quarter of 2014 fiscal year the Company acquired the exclusive license rights and intellectual property for the patent of the Kone General device which expires July 2022. As payment for the license rights the company agreed to issue 22,768,273 shares of class B preferred, nonvoting shares to the shareholders of the original license holders “Superior Traffic Controls”. The Company accounts for its patent sub-license in accordance with ASC 350-30-30 “Intangibles – goodwill and other” and 805-50-30 and 805-50-15 related to “Business Combinations” by recognizing the fair value to the amount paid by the company for the asset at the time of purchase. Since Safe Lanes Systems has a limited operating history management determined to use par value as the value recognized for the transaction. Since the patent has a predetermined, finite life span, the cost of the asset will be recognized on a straight line basis over the remaining life of the patent. In addition, each period the Company will evaluate the intangible asset for impairment. During the year ended December 31, 2016, the Company determined the patent sublicense was completely impaired.

Amortization expense for the year ended December 31, 2016 was $149. The Company spun off its rights to the patents in the fourth quarter of 2016 in connection with the business spin-off.

Accounts payable and accrued liabilities

Accounts payable and accrued liabilities consisted of accrued interest of $150 and $0 at December 31, 2017 and December 31, 2016, respectively. Accounts payable and accrued expenses pertaining to professional fees totaled $34,924 and $35,219 as of December 31, 2017 and 2016, respectively.

As of December 31, 2017 and 2016, accrued expenses were $1,811 and $1,011, respectively and consisted of Delaware franchise taxes and various other fees and penalties associated with the late filings.

During 2017 and 2016, the CEO advanced $4,250 and $4,056, respectively for professional fees on behalf of the Company, resulting in related party advances due to the CEO in the amounts of $8,306 and $4,056 as of December 31, 2017 and 2016, respectively.

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

As of and for the Years Ended December 31, 2017 and 2016

(Audited)

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

In December 2016, the Company issued payment for $6,000 of these notes, leaving an outstanding balance of $1,500 due to the CEO as of each December 31, 2017 and 2016. As of and for the year ended December 31, 2017, accrued interest and interest expense on these convertible notes was $150 and $0, all respectively.

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

As of and for the Years Ended December 31, 2017 and 2016

(Audited)

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

As of each December 31, 2017 and 2016, 40,000,000 common shares, 10,000,000 Class A Preferred Shares and 0 Class B Preferred shares were issued and outstanding.

Professional and contractor expenses

Professional and contractor expenses consisted of $0 and $48,600, respectively, of contract management fees for the years ended December 31, 2017 and 2016, respectively. The remaining $1,455 and $63,429, respectively, for the years ended December 31, 2017 and 2016 were related to other professional services.

Stock Based Compensation

The Company accounts for share-based payments pursuant to ASC 718, “Stock Compensation” and, accordingly, the Company records compensation expense for share-based awards based upon an assessment of the grant date fair value for stock. In the year ended December 31, 2016 all shares awarded were valued at par value.

Stock compensation expense for stock options is recognized over the vesting period of the award or expensed immediately under ASC 718 when stock is given for previous service without further recourse.

The following table summarizes share-based compensation expense recorded in selling, general and administrative expenses during each period presented:

	December 31, 2017	December 31, 2016
Stock issued	–	14,881,727
Total share-based compensation expense	$–	$1,488

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

SOUTHEASTERN HOLDINGS, INC.

Notes to the Consolidated Financial Statements

As of and for the Years Ended December 31, 2017 and 2016

(Audited)

The Company calculates taxes using a blended tax rate of 34%. A summary of deferred tax assets is as follows:

	As of December 31,
	2017	2016
Deferred Tax Assets:
Net operating losses	$255,543	$254,722
Deferred Tax Liabilities:
Depreciation, amortization, other	–	–
Deferred tax asset	255,543	254,722
Less: valuation allowance	(255,543)	(254,722)
Deferred tax asset, net	$–	$–

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

As of and for the Years Ended December 31, 2017 and 2016

(Audited)

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

Going Concern and Management’s Plans

As shown in the accompanying financial statements as of December 31, 2017, the Company had cash reserves of only $733, an accumulated deficit of $49,259, no history of generating revenue, and has incurred substantial operating losses, net of any non-cash GAAP- basis gains, such as extinguishment of debt.

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

Related Party Transactions

The Company pays its Chief Executive Officer, Paul Dickman through Mr. Dickman’s consulting company, Breakwater Finance, LLC. For the year ended December 31, 2017 and December 31, 2016, management and accounting fees were $0 and $48,600, respectively.

During 2017 and 2016, the Company paid $0 and $8,000, respectively, in consulting fees to a relative of the CEO for developing various aspects of the Company’s prior business model and product.

During 2017 and 2016, the CEO advanced the Company $4,250 and $4,056, respectively, for accrued advances due to him of $8,306 and $4,056 as of December 31, 2017 and 2016, respectively.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. Based on this assessment, management believes that as of December 31, 2017, our internal control over financial reporting is not effective based on those criteria.

Specifically, management’s evaluation identified the following material weaknesses, which existed as of December 31, 2017:

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth certain information concerning compensation paid by the Company to its sole officer for the fiscal years ended December 31, 2016, 2014 and 2013 (the "Named Executive Officers"):

SUMMARY EXECUTIVES COMPENSATION TABLE

In Dollars

Name & Position	Year	Contract Payments ($)	Bonus ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Non-qualified deferred compensation earnings ($)	All other compensation ($)	Total ($)

Paul D. Dickman, CEO, President, Chairman (1)(2)	2017	–	–	–	–	–	–	–	$–
	2016	20,000	–	–	–	–	–	–	$20,000
	2015	60,000	–	35	–	–	–	–	$60,035

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

				Stock Warrants
Name	Position	Annual Compensation		Vested	Unvested

Paul D. Dickman	CEO, President, Director and Chairman	$–	(1)	0	0

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

The following table sets forth certain information concerning compensation paid to the Company’s directors during the years ended December 31, 2017 and 2016:

Name	Year	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Non-qualified deferred compensation earnings ($)	All other compensation ($)	Total ($)

Paul D. Dickman	2017	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-
	2016	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The following table sets forth certain information concerning outstanding equity awards held by the Chief Executive Officer, Chief Financial and the Company’s most highly compensated executive officers for the fiscal year ended December 31, 2016 (the "Named Executive Officers"):

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following tables set forth certain information regarding beneficial ownership of our common stock, as of December 31, 2016, by:

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

No shareholders meetings were held in the last fiscal year..

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

GENERAL. BF BORGERS, CPA, PC (“BF BORGERS”) is the Company's independent registered public accounting firm. The Company's Board of Directors has considered whether the provisions of audit services are compatible with maintaining BF BORGER’s independence. The engagement of our independent registered public accounting firm was approved by our board of directors functioning as our audit committee prior to the start of the audit of our consolidated financial statements for the year ended December 31, 2017.

The following table represents aggregate fees billed to the Company for the years ended December 31, 2017 and 2016.

	Year Ended December 31,
	2017	2016
Audit Fees	$12,500	$12,500

Audit-related Fees	–	–

Tax Fees	$1,000	$1,000

All Other Fees	$0	$0
Total Fees	$13,500	$13,500

All audit work was performed by the auditor’s full time employees.

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

