Form 10-Q
period 2018-03-31
Southeastern Holdings, Inc.
filed 2018-08-16
CIK 1614826

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

✓	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of August 14, 2018, there were outstanding 40,125,000 shares of the issuer’s common stock, par value $0.0001 per share, 2018 and 2017 shares of the issuer’s class A preferred stock, par value $0.0001 per share and 0 shares of the issuer’s class B preferred stock, par value $0.0001 per share.

SOUTHEASTERN HOLDINGS, INC.

FORM 10-Q for the Quarter Ended March 31, 2018

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Southeastern Holdings, Inc.

Balance Sheets

	As of
	March 31, 2018	December 31, 2017
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$–	$733
Total Current Assets	–	733

TOTAL ASSETS	$–	$733

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current Liabilities:
Accounts payable	$56,304	$32,424
Accrued expenses	1,811	1,811
Related party advances	8,323	8,306
Accrued interest	188	150
Total Current Liabilities	66,626	42,691

Non-Current Liabilities:
Convertible notes payable	1,500	1,500
Total Non-Current Liabilities	1,500	1,500

Total Liabilities	68,126	44,191

Stockholders' Equity (Deficiency):
Class A super voting preferred stock, $0.0001 par value; 10,000,000 shares authorized, issued and outstanding as of each, March 31, 2018 and December 31, 2017.	1,000	1,000
Class B non-voting preferred stock, $0.0001 par value, 50,000,000 shares authorized, 0 and 0 issued and outstanding as March 31, 2018 and December 31, 2017, respectively.	–	–
Common Stock, $0.0001 par value, 500,000,000 shares authorized, 40,125,000 and 40,000,000 issued and outstanding as of March 31, 2018 and December 31, 2017, respectively.	4,013	4,000
Additional paid-in capital	801	801
Accumulated deficit	(73,940)	(49,259)
Total Stockholders' Equity (Deficiency)	(68,126)	(43,458)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)	$–	$733

The accompanying notes are an integral part of the consolidated financial statements.

Southeastern Holdings, Inc.

Statements of Operations

	Three Months Ended March 31,
	2018	2017
	(Unaudited)	(Unaudited)
Ordinary Income/Expense
Revenue	$–	$–
Total Revenue	–	–

Operating Expenses:
Professional and contract expense	24,643	195
General and administrative expense	–	10
Total Operating Expenses	24,643	205

Loss from operations	(24,643)	(205)

Other Income and Expense
Interest expense	(38)	(38)
Total Other Income (Expense)	(38)	(38)

Net Income/(Loss)	$(24,681)	$(243)

Net Income/(Loss) per share (basic and diluted)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	40,113,889	40,000,000

The accompanying notes are an integral part of the consolidated financial statements.

Southeastern Holdings, Inc.

Statements of Cash Flows

	Three Months Ended March 31,
	2018	2017
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net Loss	$(24,681)	$(243)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Stock-based compensation	13	–
Changes in operating assets and liabilities:
Accounts payable	23,880	195
Other accrued liabilities	38	38
Net Cash Used in Operating Activities	(750)	(10)

Cash Flows from Investing Activities
Net Cash Used in Investing Activities	–	–

Cash Flows from Financing Activities
Advances from related party	750	–
Repayments to related party	(733)
Net Cash Provided by Financing Activities	17	–

Net Change In Cash	(733)	(10)

Cash at Beginning of Period.	733	743
Cash at End of Period	$–	$733

The accompanying notes are an integral part of the consolidated financial statements.

SOUTHEASTERN HOLDINGS, INC.

NOTES TO THE FINANCIAL STATEMENTS

March 31, 2018 (UNAUDITED)

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

On September 30, 2016, the Company merged with SLS Industrial, Inc., which became the surviving entity. SLS Industrial, Inc. and Southeastern Holdings, Inc. then restructured to a Delaware holdings structure, in which SLS Industrial, Inc., became a wholly owned subsidiary of Southeastern Holdings, Inc. The Companies restructured under a plan of merger and reorganization, in which the then-outstanding 25,118,273 shares of common stock, 2018 and 2017 shares of Class A Preferred Stock and 0 shares of Class B Preferred Stock would ultimately translate 1 for 1 to the same interests in Southeastern Holdings, Inc.

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

Cash Flows - During the period ending March 31, 2018, the Company primarily utilized cash proceeds from previously issued convertible debt to fund operations.

Cash flows used by operations for the period ended March 31, 2018 and 2017 were $763 and $10, respectively.

As of March 31, 2018, the Company had cash and cash equivalents of $0, as compared to cash and cash equivalents of $733 as of December 31, 2017.

Impairment of Long-life Assets

In accordance with ASC Topic 360, the Company reviews its long-lived assets, including property, plant and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. As discussed in Note 1, the Company determined that the patent sublicense was completely impaired as of December 31, 2017, resulting in impairment expense of $1,683 for 2016.

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

Accounts payable and accrued liabilities

Accounts payable consisted of $56,304 at March 31, 2018 and $32,424 at December 31, 2017 respectively. Accrued interest consisted of $188 at March 31, 2018 and $150 at December 31, 2017, respectively.

Unsecured, short-term notes payable

The Company received funding in the form of an informal loan from the original holder of the license to the Kone-General patent loan license agreement in the year ending December 31, 2013. The company formalized an unsecured, short-term note at 4% from this group in the second quarter of 2014. As of December 31, 2015 the Company had received total funding of $395,000 and through December 31, 2017 the Company received an additional $20,000 in funding on this loan for a total of $415,000. The company recognized $12,178 in interest expense related to these loans in the year ended December 31, 2016. These notes, totaling $415,000, were due to be repaid December 31, 2016 but were not repaid at that time.

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

Convertible Notes Payable

In July 2016, the Company entered into $7,500 of convertible notes, of which $1,500 were held by the CEO and $6,000 by the CEO’s friends and family. These notes bear interest at 10% per annum, with accrual of interest commencing after December 31, 2017 and mature on December 31, 2018. The agreements define a trigger event as the sale of preferred stock at a stated value of $100,000 and a material funding as $500,000. Terms of the notes permit the noteholders to convert the debt into 4.026% of the Company’s then-outstanding common stock any time between the trigger event and a material funding. Any time on or after maturity, the noteholders may either call the debt or elect to continue holding the debt at the 10% annual interest rate.

The Company evaluated the possibility that a beneficial conversion feature or derivative liability may exist on these notes and concluded that the Company’s stock value would render both features worthless or trivial and therefore did not record a beneficial conversion feature or derivative liability.

In December 2016, the Company repaid $6,000 of these notes, leaving an outstanding balance of $1,500 due to the CEO as of each, March 31, 2018 and December 31, 2017. Interest expense on these notes totaled $38 for the three months ended March 31, 2018. Accrued interest outstanding on this debt was $188 and $150 as of March 31, 2018 and December 31, 2017, respectively.

Related Party Advances

From time to time, the Company’s CEO advances funds to pay for professional services on behalf of the Company. These advances are due on demand, have no set term and bear no interest. During the three months ended March 31, 2018 and 2017, the CEO advanced $750 and $0 and the Company repaid $733 and $0, all respectively. As of March 31, 2018 and December 31, 2017, the balance due to the CEO was $8,323 and $8,306, respectively.

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

Upon execution of a patent sublicense agreement the Company issued 22,768,273 shares of its class B preferred convertible stock to a trustee on behalf of shareholders of the original license agreement. These shares were convert into regular common stock when the company registering the underlying shares with the SEC and listing of the shares on a recognized exchange. During the year ended December 31, 2017 all of these shares were retired and common shares were issued on a 1 to 1 basis to replace them.

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

In January 2018, the Company issued 125,000 unrestricted shares of common stock to a consultant for professional services rendered, resulting in $13 of stock-based compensation included in general and administrative expense for the three months ended March 31, 2018.

As of March 31, 2018 and December 31, 2017, 40,125,000 and 40,000,000 common shares were issued and outstanding, respectively. As of each, March 31, 2018 and December 31, 2017, 10,000,000 Class A Preferred Shares and 0 Class B Preferred shares were issued and outstanding.

Professional and contractor expenses

The Company paid professional fees totaling $24,263 during the three months ended March 31, 2018 for accounting and auditing services.

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

In January 2018, the Company issued 125,000 unrestricted shares of common stock to a consultant for services rendered. The Company issued no options during the three months ended March 31, 2018 and 2017 and had no outstanding options as of March 31, 2018 or December 31, 2017.

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

Going Concern and Management’s Plans

As shown in the accompanying financial statements as of March 31, 2018, the Company had no cash reserves and an accumulated deficit of $73,940, no history of generating revenue, and has incurred substantial operating losses, net of any non-cash GAAP- basis gains, such as extinguishment of debt.

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

Related Party Transactions

The Company formerly paid its Chief Executive Officer, Paul Dickman through Mr. Dickman’s consulting company, Breakwater Finance, LLC. For the three month periods ended March 31, 2018 and 2017, the Company paid no management fees.

In February 2018, the Company disbursed its cash balance of $733 to the CEO to satisfy a portion of related party advances due the CEO. In February 2018, the CEO paid a consultant $750 on behalf of the Company for accounting services rendered.

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

On September 30, 2016, the Company merged with SLS Industrial, Inc., which became the surviving entity. SLS Industrial, Inc. and Southeastern Holdings, Inc. then restructured to a Delaware holdings structure, in which SLS Industrial, Inc., became a wholly owned subsidiary of Southeastern Holdings, Inc. The Companies restructured under a plan of merger and reorganization, in which the then-outstanding 25,118,273 shares of common stock, 2018 and 2017 shares of Class A Preferred Stock and 0 shares of Class B Preferred Stock would ultimately translate 1 for 1 to the same interests in Southeastern Holdings, Inc.

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

As of March 31, 2018, we had approximately $733 in cash on hand. Our current monthly cash burn rate is approximately $500, and it is expected that burn rate will continue until significant additional capital is raised and our marketing plan is executed. While there is currently very modest cash burn, our trade creditors may call debts at any time, and our cash reserves would not be sufficient to satisfy all balances. We are currently dependent on minimal expenses to be covered by a loan or other cash infusion from the company’s chairman of the board and CEO, Mr. Dickman. There is no guarantee that this cash infusion will continue to be made.

Results of Operations

There were no revenues in the three months ended March 31, 2018 or 2016.

Net losses decreased from $29,457 in the three month period ended March 31, 2016 to $243 in the three month period ending March 31, 2018. This decrease was primarily caused by a reduction in needs for professional services after the 2016 spinoff.

Liquidity and Capital Resources

During the three months ended March 31, 2018, the Company received no funding, as compared to funding through notes payable in the three months ended March 31, 2016.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Disclosure controls and procedures are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-Q, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and is communicated to our management, including our Principal Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our management concluded that, as of March 31, 2018, our disclosure controls and procedures were not effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2018 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

SOUTHEASTERN HOLDINGS, INC.

Date: August 16, 2018	By:	/s/ Paul Dickman
Paul Dickman, Chief Executive Officer, Principal Financial and Accounting Officer

