Form 10-Q
period 2018-06-30
Southeastern Holdings, Inc.
filed 2018-08-16
CIK 1614826

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

✓	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of August 14, 2018 there were outstanding 40,125,000 shares of the issuer’s common stock, par value $0.0001 per share, 10,000,000 shares of the issuer’s class A preferred stock, par value $0.0001 per share and 0 shares of the issuer’s class B preferred stock, par value $0.0001 per share.

SOUTHEASTERN HOLDINGS, INC.

FORM 10-Q for the Quarter Ended June 30, 2018

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Southeastern Holdings, Inc.

Balance Sheets

	As of
	June 30, 2018	December 31, 2017
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$–	$733
Total Current Assets	–	733

TOTAL ASSETS	$–	$733

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current Liabilities:
Accounts payable	$74,934	$32,424
Accrued expenses	1,811	1,811
Related party advances	8,323	8,306
Accrued interest	225	150
Total Current Liabilities	85,293	42,691

Non-Current Liabilities:
Convertible notes payable	1,500	1,500
Total Non-Current Liabilities	1,500	1,500

Total Liabilities	86,793	44,191

Stockholders' Equity (Deficiency):
Class A super voting preferred stock, $0.0001 par value; 10,000,000 shares authorized, issued and outstanding as of each, June 30, 2018 and December 31, 2017.	1,000	1,000
Class B non-voting preferred stock, $0.0001 par value, 50,000,000 shares authorized, 0 and 0 issued and outstanding as of June 30, 2018 and December 31, 2017, respectively.	–	–
Common Stock, $0.0001 par value, 500,000,000 shares authorized, 40,000,000 and 40,000,000 issued and outstanding as of June 30, 2018 and December 31, 2017, respectively.	4,013	4,000
Additional paid-in capital	801	801
Accumulated deficit	(92,607)	(49,259)
Total Stockholders' Equity (Deficiency)	(86,793)	(43,458)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)	$–	$733

The accompanying notes are an integral part of the consolidated financial statements.

Southeastern Holdings, Inc.

Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Ordinary Income/Expense
Revenue	$–	$–	$–	$–
Total Revenue	–	–	–	–

Operating Expenses:
Professional and contract expense	18,630	285	43,273	480
General and administrative expense	–	–	–	10
Total Operating Expenses	18,630	285	43,273	490

Loss from operations	(18,630)	(285)	(43,273)	(490)

Other Income and Expense
Interest expense	(38)	(38)	(75)	(75)
Total Other Income (Expense)	(38)	(38)	(75)	(75)

Net Income/(Loss)	$(18,668)	$(323)	$(43,348)	$(565)

Net Income/(Loss) per share (basic and diluted)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	40,125,000	40,000,000	40,119,475	40,000,000

The accompanying notes are an integral part of the consolidated financial statements.

Southeastern Holdings, Inc.

Statements of Cash Flows

	Six Months Ended June 30,
	2018	2017
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net Loss	$(43,348)	$(565)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Stock-based compensation	13	–
Changes in operating assets and liabilities:
Accounts payable	42,510	480
Other accrued liabilities	75	75
Net Cash Used in Operating Activities	(750)	(10)

Cash Flows from Investing Activities
Net Cash Used in Investing Activities	–	–

Cash Flows from Financing Activities
Advances from related party	750	–
Repayments to related party	(733)	–
Net Cash Provided by Financing Activities	17	–

Net Change In Cash	(733)	(10)

Cash at Beginning of Period	733	743
Cash at End of Period	$–	$733

The accompanying notes are an integral part of the consolidated financial statements.

SOUTHEASTERN HOLDINGS, INC.

NOTES TO THE FINANCIAL STATEMENTS

June 30, 2018 (UNAUDITED)

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

On June 30, 2018, the Company merged with SLS Industrial, Inc., which became the surviving entity. SLS Industrial, Inc. and Southeastern Holdings, Inc. then restructured to a Delaware holdings structure, in which SLS Industrial, Inc., became a wholly owned subsidiary of Southeastern Holdings, Inc. The Companies restructured under a plan of merger and reorganization, in which the then-outstanding 25,118,273 shares of common stock, 10,000,000 shares of Class A Preferred Stock and 0 shares of Class B Preferred Stock would ultimately translate 1 for 1 to the same interests in Southeastern Holdings, Inc.

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

Cash Flows - During the period ending June 30, 2018, the Company relied on related party advances to fund operations.

Cash flows used by operations for the period ended June 30, 2018 and 2017 were $750 and $10, respectively.

As of June 30, 2018, the Company had cash and cash equivalents of $0, as compared to cash and cash equivalents of $733 as of December 31, 2017.

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

Accounts payable and accrued liabilities

Accounts payable consisted of $74,934 at June 30, 2018 and $32,424 at December 31, 2017 respectively. Accrued interest consisted of $225 at June 30, 2018 and $150 at December 31, 2017, respectively.

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

In December 2016, the Company repaid $6,000 of these notes, leaving an outstanding balance of $1,500 due to the CEO as of each, June 30, 2018 and December 31, 2017. Interest expense on these notes totaled $75 and $38 for the six and three months ended June 30, 2018, respectively. Accrued interest outstanding on this debt was $225 and $150 as of June 30, 2018 and December 31, 2017, respectively.

Related Party Advances

From time to time, the Company’s CEO advances funds to pay for professional services on behalf of the Company. These advances are due on demand, have no set term and bear no interest. During the three months ended June 30, 2018 and 2017, the CEO advanced $0 and $0, respectively, and during the six months then ended, the CEO advanced $750 and $0 and the Company repaid the CEO $733 and $0, all respectively. As of June 30, 2018 and December 31, 2017, the balance due to the CEO was $8,323 and $8,306, respectively.

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

In January 2018, the Company issued 125,000 unrestricted common shares to a consultant for services rendered.

As of each June 30, 2018 and December 31, 2017, 40,125,000 common shares, 10,000,000 Class A Preferred Shares and 0 Class B Preferred shares were issued and outstanding.

Professional and contractor expenses

During the three and six months ended June 30, 2018 and 2017, the Company paid the CEO’s company $0 for contract management services. Remaining professional fees for the three and six months ended June 30, 2017 pertained to administrative functions, such as accounting, performed by third parties. Professional fees for the three and six months ended June 30, 2018, totaling $42,373 and $18,630, respectively pertained to auditing and accounting services.

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

In January 2018, the Company issued 125,000 unrestricted common shares to a consultant for services rendered, resulting in $13 of stock-based compensation expense included in professional fees. The Company issued no options during the six and three months ended June 30, 2018 and 2017 and had no outstanding options as of June 30, 2018 or December 31, 2017.

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

Going Concern and Management’s Plans

As shown in the accompanying financial statements as of June 30, 2018, the Company had no cash reserves, an accumulated deficit of $92,607, no history of generating revenue, and has incurred substantial operating losses, net of any non-cash GAAP- basis gains, such as extinguishment of debt.

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

Related Party Transactions

The Company pays its Chief Executive Officer, Paul Dickman through Mr. Dickman’s consulting company, Breakwater Finance, LLC. For the three and six month periods ended June 30, 2018 and 2017, the Company paid no management fees.

In February 2018, the Company disbursed $733 to the CEO to repay related party advances, and the CEO paid $750 to a consultant for professional services on behalf of the Company.

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

As of June 30, 2018, we had approximately $733 in cash on hand. Our current monthly cash burn rate is approximately $500, and it is expected that burn rate will continue until significant additional capital is raised and our marketing plan is executed. While there is currently very modest cash burn, our trade creditors may call debts at any time, and our cash reserves would not be sufficient to satisfy all balances. We are currently dependent on minimal expenses to be covered by a loan or other cash infusion from the company’s chairman of the board and CEO, Mr. Dickman. There is no guarantee that this cash infusion will continue to be made.

Results of Operations

There were no revenues in the three and six months ended June 30, 2018 or 2017.

Net losses decreased from $22,107 in the three month period ended June 30, 2017 to $285 in the three month period ending June 30, 2018 and from $30,910 in the six month period ended June 30, 2017 to $480 in the six month period ended June 30, 2018. These decreases were primarily caused by a reduction in needs for professional services after the 2016 spinoff.

Liquidity and Capital Resources

During the six months ended June 30, 2018, the Company received no funding, as compared to funding through notes payable in the six months ended June 30, 2017.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Disclosure controls and procedures are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-Q, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and is communicated to our management, including our Principal Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our management concluded that, as of June 30, 2018, our disclosure controls and procedures were not effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2018 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

