Form 10-K/A
period 2016-12-31
Southeastern Holdings, Inc.
filed 2018-08-17
CIK 1614826

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

Documents incorporated by reference: None

EXPLANATORY NOTE

This Amendment No. 1 (the “Amendment”) to the Annual Report on Form 10-K of Southeastern Holdings, Inc. (the “Company”) for the fiscal year ended December 31, 2016 (filed with the Securities and Exchange Commission on August 16, 2018) (the “Original Filing”) is being filed solely to include a date of signature on the Report of Independent Registered Public Accounting Firm, which was inadvertently omitted from the Original Filing.

Except where explicitly stated, this Amendment speaks as of the Original Filing Date, does not reflect events that may have occurred subsequent to the Original Filing Date, and does not modify or update in any way disclosures made in the Form 10-K.

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

August 13, 2018

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENTS

The following is a complete list of exhibits filed as part of this Form 10-K/A. Exhibit numbers correspond to the numbers in the Exhibit Table of Item 601 of Regulation S-K.

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

