Form 10-K/A
period 2017-12-31
Southeastern Holdings, Inc.
filed 2018-08-17
CIK 1614826

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

Documents incorporated by reference: None

EXPLANATORY NOTE

This Amendment No. 1 (the “Amendment”) to the Annual Report on Form 10-K of Southeastern Holdings, Inc. (the “Company”) for the fiscal year ended December 31, 2017 (filed with the Securities and Exchange Commission on August 16, 2018) (the “Original Filing”) is being filed solely to include a date of signature on the Report of Independent Registered Public Accounting Firm, which was inadvertently omitted from the Original Filing.

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

