Form 10-Q
period 2018-09-30
Blockchain Holdings Capital Ventures, Inc.
filed 2018-11-29
CIK 1614826

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period __________ to __________

Commission File Number: 333-198435

BLOCKCHAIN HOLDINGS CAPITAL VENTURES, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	46-3892319
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

1177 Avenue of the Americas, New York, NY 10036, (833) 682-2428

(Address and telephone number of principal executive offices)

Mr. Delray Wannemacher, CEO, (833) 682-2428

1177 Avenue of the Americas, New York, NY 10036, (833) 682-2428

(Name, address and telephone number of agent for service)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[X]
		Emerging growth company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of November 28, 2018 there were 438,621,667 outstanding shares of the issuer’s common stock, par value $0.0001 per share, 7,000,000 outstanding shares of the issuer’s Class A Preferred Super Majority Voting Stock, par value $0.001 per share and 7,000,000 outstanding shares of the issuer’s Class C Convertible Preferred Stock, par value $.001 per share

BLOCKCHAIN HOLDINGS CAPITAL VENTURES, INC.

FORM 10-Q for the Quarter Ended September 30, 2018

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Blockchain Holdings Capital Ventures, Inc.

Balance Sheets

As of
September 30, 2018
(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$18,417
Total Current Assets	18,417

TOTAL ASSETS	$18,417

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current Liabilities:
Accounts payable	$74,434
Accrued expenses	1,811
Total Current Liabilities	76,245

Non-Current Liabilities:
Total Non-Current Liabilities	-

Total Liabilities	76,245

Stockholders’ Equity (Deficiency):
Class A super voting preferred stock, $0.001 par value; 10,000,000 shares authorized, 0 issued and outstanding with liquidation preference of $0 as of September 30, 2018.	-
Class C convertible preferred non-voting stock, $0.001 par value, 10,000,000 shares authorized, 0 issued and outstanding with $0 liquidation preference as of September 30, 2018.	-
Common stock, $0.0001 par value; 450,000,000 shares authorized, 438,621,667 issued and outstanding as of September 30, 2018.	43,863
Additional paid-in capital	(80,108)
Accumulated deficit	(21,583)
Total Stockholders’ Equity (Deficiency)	(57,828)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)	$18,417

Blockchain Holdings Capital Ventures, Inc.

Statements of Operations

	Three Months Ended September 30,	Period from February 5, 2018 (inception) Through September 30,
	2018	2018
	(Unaudited)	(Unaudited)

Revenues:
Equipment sales - related party	$-	$153,064
Consulting and management fee revenue - related party	-	18,954
Equipment sales		69,060
Consulting and management fee revenue		44,380
Mining commission revenue	745	19,892
Total Revenue	745	305,350

Cost of goods sold - related party	-	(159,450)
Cost of goods sold	(69)	(71,822)
Total Cost of Goods Sold	(69)	(231,272)

Gross Margin	676	74,078

Operating Expenses:
Sales and marketing	-	31,945
General and administrative	32,464	37,166
Total Operating Expenses	32,464	69,111

Loss from operations	(31,788)	4,967

Other Income and Expense
Impairment of long-lived assets	(26,550)	(26,550)
Total Other Income (Expense)	(26,550)	(26,550)

Net Income/(Loss)	$(58,338)	$(21,583)

Net Income/(Loss) per share (basic and diluted)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	380,661,301	415,918,561

Blockchain Holdings Capital Ventures, Inc.

Statements of Cash Flows

Period from February 5, 2018 (inception) Through September 30,
2018
(Unaudited)

Cash Flows from Operating Activities
Net Loss	$(21,583)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Impairment of long-lived assets	26,550
Changes in operating assets and liabilities:
Other accrued liabilities	-
Net Cash Used in Operating Activities	4,967

Cash Flows from Investing Activities
Purchase of property and equipment	(26,550)
Net Cash Used in Investing Activities	(26,550)

Cash Flows from Financing Activities
Sale of common stock	40,000
Net Cash Provided by Financing Activities	40,000

Net Change In Cash	18,417

Cash at Beginning of Period	-
Cash at End of Period	$18,417

Supplemental Disclosure of Cash Flow Information:
Accounts payable assumed in connection with acquisition	$74,434

BLOCKCHAIN HOLDINGS CAPITAL VENTURES, INC.

NOTES TO THE FINANCIAL STATEMENTS

September 30, 2018 (UNAUDITED)

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

BLOCKCHAIN HOLDINGS CAPITAL VENTURES, INC. (the “Company”), formerly Southeastern Holdings, Inc. (formerly Safe Lane Systems, Inc.) was incorporated in the State of Colorado on September 10, 2013. Safe Lane Systems, Inc. redomiciled to become a Delaware holding corporation in September of 2016. On September 22, 2016, Safe Lane Systems, Inc. formed two wholly owned subsidiaries, SLS Industrial, Inc and Southeastern Holdings, Inc. (both Delaware corporations) and on September 30, 2016 completed a merger and reorganization in which Southeastern Holdings, Inc. (now Blockchain Holdings Capital Ventures, Inc.) became the holding company. On December 1, 2016, the Company spun off its wholly owned subsidiary, SLS Industrial, Inc., along with its assets and liabilities, leaving Southeastern Holdings, Inc. as the only surviving entity.

On August 23, 2018, the Company entered into a Bill of Sale and Assignment and Assumption Agreement with Blockchain Holdings, LLC (“Blockchain”) pursuant to which the Company purchased all of the assets of Blockchain which are used in the business of sourcing of blockchain mining equipment from various suppliers for their customers and also providing management of the equipment hosted, mining pools and tech work on such equipment. The Company issued 300,000,000 shares of its common stock, par value $.0001 valued at $300,000 to the members of Blockchain in exchange for the assets of Blockchain.

On August 30, 2018 the Company changed its name to Blockchain Holdings Capital Ventures, Inc.

Business description

Blockchain Holdings Capital Ventures, Inc is a public company that is focused on finding, vetting and acquiring cash flowing assets including Commercial Real Estate, Energy and Technology Companies.

Change in Control

On August 23, 2018, the Company entered into an agreement to purchase the assets of Blockchain Holdings, LLC for consideration of 300,000,000 shares to be issued in exchange for all of Blockchain Holdings, LLC’s assets. This share issuance resulted in a change of control of the issuer. The Company determined that this transaction resulted in a change of control based on the transfer of common stock since (1) the Company’s historical Class A Super Voting Preferred Stock was legally void, and (2) the intent of management would have been to transfer that control in connection with the purchase if that class of stock were valid. Immediately prior to the transaction, the Company’s former CEO, Paul Dickman, owned 72% of the outstanding common stock. Immediately after the transaction, the member of Blockchain Holdings, LLC held a total of 68% of the outstanding common stock, with the Company’s new management controlling a total of 45.6% of the outstanding common stock comprised of 22.8% held by a company owned and controlled by the current CEO and 22.8% held by an entity owned and controlled by the COO.

Business Combination

The Company evaluated the August 23, 2018 acquisition of Blockchain Holdings, LLC’s outstanding interests and determined that the acquisition falls under guidance of the SEC’s Financial Reporting Manual, Section 12100, which deems the transaction to be a change in control and a “capital transaction in substance,” as a result of the acquisition of all assets critical to Blockchain Holdings, LLC’s operations. As a result, the Company deemed the transaction to be a reverse acquisition and accounted for the transaction under guidance provided by ASC 805 – Business Combinations. Therefore, for accounting purposes, the acquirer is Blockchain Holdings, LLC, the operating company, and the issuer is deemed to be the accounting acquiree. In the event of a reverse acquisition, ASC 805’s guidance calls for the issuer to retain its capital structure and adopt the activity of the operating company. The Company’s recapitalization entry resulted in the following changes to equity:

	Prior to Recapitalization	Transaction August 23, 2018	Recapitalization August 23, 2018	After Recapitalization
Class A super voting preferred stock*	$1,000	$-	$(1,000)	$-
Class B non-voting preferred stock*	-			-
Common stock	13,836	30,000		43,836
Additional paid-in capital	1,526	270,000	(391,607)	(120,081)
Accumulated deficit	(92,607)		92,607	-
Total Stockholders’ Equity	$(76,245)	$300,000	$(300,000)	$(76,245)

*As discussed elsewhere in this note, the Company subsequently discovered that all of its historical Preferred Stock classes were improperly filed with the State of Delaware and therefore legally null and void. The Company evaluated the impacts of the discovery in light of ASC 250 and determined that the cumulative affect of resulting corrections was qualitatively and quantitatively immaterial to the Company’s operations and therefore eliminated the outstanding Preferred Stock from the historical entity in the recapitalization accounting on August 23, 2018.

Management determined that the contractual value of the 300,000,000 shares issued at $0.001 to effect the acquisition for $300,000 was a reasonable valuation. However, since neither entity had assets of value or current revenue-generating operations, the Company determined that the value of the acquisition to be fully impaired and charged $300,000 in losses to the Additional Paid-in Capital portion of the recapitalization entry.

Financial Statements

The Company’s balance sheet, and statements of operations and cash flows and accompanying notes included in this interim period filing have not yet been audited and may require substantial adjustments when audited.

Recent Developments

On August 23, 2018, Daniel Wong and Delray Wannemacher became directors of the Company’s Board of Directors and Paul Dickman resigned from his position on the Board of Directors and as Chief Executive Officer of the Company. Upon acceptance of his resignation, Delray Wannemacher and Daniel Wong were appointed Chief Executive Officer and Chief Operating Officer, respectively.

On August 30, 2018, the Company filed a Certificate of Amendment of the Certificate of Incorporation with the Secretary of State of Delaware to effect the following: (1) a name change, (2) a 1 for 100 reverse stock split (the “Reverse Split”) of the shares of the Company’s issued and outstanding common stock, par value $0.0001 (the “Common Stock”), and (3) a decrease in the authorized shares of Common Stock of the Company after the Reverse Split. On October 3, 2018, the Company determined not to implement the Reverse Split or the decrease in the authorized shares of Common Stock of the Company. Effective August 30, 2018, the Company’s name was changed to Blockchain Holdings Capital Ventures, Inc.

On September 14, 2018, the Company learned that during the Merger and Reorganization which occurred on September 30, 2016, the Certificates of Designation with respect to the Class A Preferred Super Majority Voting Stock and the Class B Preferred Convertible Non-Voting Stock were not properly filed with the Department of State of the State of Delaware, rendering these classes historically void. As a result, the Company, determined to file a Certificate of Designation with respect to the Class A Preferred Super Majority Voting Stock and not to file a Certificate of Designation with respect to the Class B Preferred Convertible Non-Voting Stock, as there were no shares outstanding with respect to said class.

On September 17, 2018, the Company filed (1) a Certificate of Designation of the Class A Preferred Super Majority Voting Stock and (2) a Certificate of Designation of Class C Convertible Preferred Stock.

The Company evaluated the historical impacts of the error in light of ASC 250 – Accounting Changes and Error Corrections, and determined that the impact of the historical Class A Preferred Stock would be immaterial to the Company in its current post-acquisition state and therefore deemed retroactive restatement to be unnecessary. As discussed in the “Business Combination” section of this footnote, the Company included an elimination of the historical $1,000 balance in Class A Preferred Stock in its accounting for the recapitalization on August 23, 2018.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less as cash equivalents.

Cash Flows - During the period ending September 30, 2018, the Company relied on revenue proceeds, related party advances, trade payables and the sale of common stock to fund operations.

Cash flows provided by operations for the period from February 5, 2018 through September 30, 2018 totaled $4,506.

As of September 30, 2018, the Company had cash and cash equivalents of $18,417.

Impairment of Long-lived Assets

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

The Company purchased coin mining equipment for $26,550 in early 2018 and determined that the fair market value of such equipment decreased significantly and recognized impairment expense of $26,550 during the period from February 5, 2018 (Inception) through September 30, 2018.

Accounts payable and accrued liabilities

Accounts payable consisted of $74,434, and accrued liabilities consisted of $1,811 for state and local taxes payable as of September 30, 2018.

Convertible Notes Payable

In July 2016, the Company (pre-acquisition) entered into $7,500 of convertible notes, of which $1,500 were held by the CEO and $6,000 by the CEO’s friends and family. These notes bear interest at 10% per annum, with accrual of interest commencing after December 31, 2017 and mature on December 31, 2018. The agreements define a trigger event as the sale of preferred stock at a stated value of $100,000 and a material funding as $500,000. Terms of the notes permit the noteholders to convert the debt into 4.026% of the Company’s then-outstanding common stock any time between the trigger event and a material funding. Any time on or after maturity, the noteholders may either call the debt or elect to continue holding the debt at the 10% annual interest rate.

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

Immediately prior to the acquisition, on August 22, 2018, the Company converted these notes and interest totaling $1,725 along with related party payables of $8,823 into 98,230,000 shares of common stock. As of September 30, 2018, the Company owed $0 in principal and interest on these notes.

Related Party Transactions

From time to time, the Company’s former CEO advanced funds to pay for professional services on behalf of the Company. These advances are due on demand, have no set term and bear no interest. On August 22, 2018, immediately prior to the acquisition, the Company issued 98,230,000 shares of common stock for $8,823 of advances due the former CEO along with convertible debt and interest due him.

During the period from February 5, 2018 (inception) through September 30, 2018, the Company paid consulting fees of $10,000 and $7,500 to its CEO and COO, respectively. The Company does not currently have consulting or employment agreements with these individuals, and as a result, these fees may fluctuate from time to time.

Equipment sales revenue during the period from February 5, 2018 (Inception) through September 30, 2018 included $6,450 of sales to the former CEO and $2,391 to the current CEO.

During the period from February 5, 2018 (Inception) through September 30, 2018, the Company paid the CEO’s company, Wannemacher Corporation., $5,612 of commissions on management and consulting revenue and paid the COO’s company, Omnivance Advisors, Inc. $4,829 of commissions on the same.

During the period from February 5, 2018 (Inception) through September 30, 2018, the Company’s revenues and costs of goods sold included the following related party transactions:

	Management and Consulting Fees		Equipment Sales
Customer	February 5, 2018 (Inception) through September 30, 2018	Three Months Ended September 30, 2018	February 5, 2018 (Inception) through September 30, 2018	Three Months Ended September 30, 2018
ChineseInvestors.com, Inc. (1)	$18,954	$-	$141,263	$-
Paul Dickman (2)	-	-	6,450	-
Delray Wannemacher (3)	-	-	2,391	-
Total related party revenue	$18,954	$-	$150,104	$-
Cost of goods sold	-	-	(159,450)	-
Gross margin	$18,954	$-	$(9,346)	$-

(1) Paul Dickman, the Company’s former CEO is the CFO of ChineseInvestors.com, Inc. and is therefore deemed to exercise significant influence.

(2) Paul Dickman is the Company’s former CEO.

(3) Delray Wannemacher is the Company’s current CEO.

As of September 30, 2018, the Company was not indebted to any related parties.

Stockholders’ Equity

The Company has designated ten million (10,000,000) shares of its preferred stock, par value $0.001 as Class A Preferred Super Majority Voting Stock (“Class A”). The Class A shares have the right to vote upon matters submitted to the holders of common stock, par value $0.0001 of the Company. Class A shares have a vote equal to the number of shares of common stock of the Company which would give the holders of the Class A shares a vote equal to sixty percent (60%) of the common stock. This vote shall be exercised pro-rata by the holders of the Class A. The Company shall have the right to redeem, in its sole and absolute discretion, at any time one (1) year after the date of issuance of such Class A shares, all or any portion of the shares of Class A at a price of one cent ($0.01) per share. Subsequently, on October 4, 2018, the Company issued a total of 7,000,000 Class A Preferred shares to its CEO and COO as stock-based compensation for services rendered.

The Company has not currently authorized a Class B designation of Preferred Stock.

The Company has designated ten million (10,000,000) shares of its preferred stock, par value $0.001 as Class C Convertible Preferred Stock (“Class C”). Each shares of Class C shall be convertible into five (5) shares of common stock. The holders of Class C shall be entitled to receive the same dividend as the holders of the common stock and such dividend shall be paid pro rata per share on a fully converted basis. The holders of Class C shall have piggyback registration rights. The Company shall have the right to redeem, in its sole and absolute discretion, at any time after five (5) years, all or any portion of the shares of Class C at a price of five dollars ($5.00) per share. The Class C shares shall be considered to have a junior liquidation preference to Class A shares and a senior dividend preference to Class A shares. Subsequently, on October 4, 2018, the Company issued a total of 7,000,000 Class C Preferred shares to its CEO and COO as stock-based compensation for services rendered.

As of September 30, 2018, the Company was authorized to issue 450,000,000 shares of common stock. All common stock shares have full dividend and voting rights. However, it is not anticipated that the Company will be declaring distributions in the foreseeable future.

Upon formation, the Company sold the founder 2,000,000 shares of $0.0001 par value common stock for $1,000 cash. Also upon formation, the Company paid the founder stock based compensation for services rendered of 10,000,000 shares of $0.001 par value class A preferred super majority voting stock. These preferred shares have a stated value of par value of $0.001. The holder of the Class Stock shall have the right to vote on any matter with holders of Common Stock and may vote as required on any action, which Colorado law provides may or must be approved by vote or consent of the holders of the specific series of voting preferred shares and the holders of common shares. The Record Holders of the Class A Preferred Shares shall have that number of votes equal to that number of common shares which is not less than 60% of the vote required to approve any action, which Colorado law provides may or must be approved by vote or consent of the holders of other series of voting preferred shares and the holders of common shares or the holders of other securities entitled to vote, if any.

Upon execution of a patent sublicense agreement the Company issued 22,768,273 shares of its class B preferred convertible stock to a trustee on behalf of shareholders of the original license agreement. These shares were converted into regular common stock when the company registering the underlying shares with the SEC and listing of the shares on a recognized exchange. During the year ended December 31, 2017 all of these shares were retired and common shares were issued on a 1 to 1 basis to replace them.

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

On August 22, 2018, the Company’s former CEO and chairman of the board converted $8,823 of payables and $1,725 of debt and accrued interest into 98,230,000 shares of common stock.

In connection with the acquisition on August 23, 2018, the Company recognized an ASC 805 recapitalization totaling 138,355,000 shares of common stock, which reflect all prior activity, and recognized the issuance of 300,000,000 shares of common stock recorded at par value to effect the acquisition.

On August 29, 2018, the Company’s former CEO purchased 266,667 common shares for $40,000.

As of September 30, 2018, the Company had 438,621,667 common shares outstanding.

As of September 30, 2018, zero shares of Class A Preferred Stock and Class C Preferred Stock were issued and outstanding.

General and Administrative Expenses

During the period from February 5, 2018 (Inception) through September 30, 2018 and for the three months ended September 30, 2018, the Company’s general and administrative expenses totaled $37,166 and $32,464, respectively. In each period, these expenses consisted of $17,500 of consulting fees paid to the CEO and COO, $10,548 of legal and professional fees, and the remainder consisted of various administrative costs.

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

Subsequently, on October 4, 2018, the Company issued 4,000,000 Class A Preferred shares and 4,000,000 Class C Preferred shares to its Chief Executive Officer and 3,000,000 Class A Preferred shares and 3,000,000 Class C Preferred shares to its Chief Operating Officer as compensation for services rendered.

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

Revenue Recognition

The Company recognizes revenue under ASC 606, using the following five-step model, which requires that we: (1) identify a contract with the customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to performance obligations and (5) recognize revenue as performance obligations are satisfied. The Company’s revenue streams historically consisted of three components:

1.	Equipment sales – The Company purchases and resells equipment, recognizing the equipment’s original costs and costs to deliver such to the customer as costs of goods sold.
2.	Consulting and management fees – These fees consist of various services provided to companies entering the blockchain space and range from equipment setup to facility management to general consulting.
3.	Coin mining commissions – On an ongoing basis, the Company collects a 5% commission on coins processed by its management clients.

While the operating company generated early revenue from the aforementioned sources, the Company has expanded its focus to finding, vetting and acquiring cash flowing assets including Commercial Real Estate, Energy and Technology Companies. There can be no assurances that these efforts will generate future revenue.

During the period from February 5, 2018 (Inception) through September 30, 2018, the Company’s revenues included related party transactions consisting of $141,263 of equipment sales and $18,954 of management and consulting revenue from an entity over which the former CEO exerts significant influence through his position as its CFO, $6,450 of equipment sales to the former CEO and $2,391 of equipment sales to the current CEO. Costs associated with these related party equipment sales totaled $159,450. See the “Related Party Transactions footnote for a more detailed description of these transactions. We further determined that significant concentrations among a few customers existed in our revenue, as is further discussed in the “Concentrations, Commitments and Contingencies” section of this footnote.

During the period from February 5, 2018 (Inception) through September 30, 2018 and the three months ended September 30, 2018, the Company recognized revenues of $305,350 and $745 and costs of revenue of $231,272 and $69, for gross margins of $74,078 and $646, all respectively.

Financial Instruments

The carrying value of the Company’s financial instruments, including cash and cash equivalents, as reported in the accompanying balance sheet, are stated at fair value.

Going Concern and Management’s Plans

As shown in the accompanying financial statements as of September 30, 2018, the Company had $18,417 of cash, as compared to total current liabilities of $76,245, has incurred substantial operating losses, and had an accumulated deficit of $21,583. Furthermore, the Company’s revenue history has been limited and unstable, and there can be no assurances of future revenues.

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

Concentrations, Commitments and Contingencies

During the period from February 5, 2018 (Inception) through September 30, 2018 and for the three months ended September 30, 2018, the Company identified the following concentrations among its customers, which it deems significant:

	Concentration
Customer	February 5, 2018 (Inception) through September 30, 2018	Three Months Ended September 30, 2018
Customer A (related party)	52%
Customer B	33%
Customer C	3%	100%

The Company has identified no material commitments and contingencies through the date of these financial statements.

Subsequent Events

The Company evaluates events and transactions after the balance sheet date but before the financial statements are issued.

On October 4, 2018, the Company issued 4,000,000 Class A Preferred shares and 4,000,000 Class C Preferred shares to its Chief Executive Officer and 3,000,000 Class A Preferred shares and 3,000,000 Class C Preferred shares to its Chief Operating Officer as compensation for services rendered.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

BLOCKCHAIN HOLDINGS CAPITAL VENTURES, INC. (the “Company”), formerly Southeastern Holdings, Inc. (formerly Safe Lane Systems, Inc.) was incorporated in the State of Colorado on September 10, 2013. Safe Lane Systems, Inc. redomiciled to become a Delaware holding corporation in September of 2016. On September 22, 2016, Safe Lane Systems, Inc. formed two wholly owned subsidiaries, SLS Industrial, Inc and Southeastern Holdings, Inc. (both Delaware corporations) and on September 30, 2016 completed a merger and reorganization in which Southeastern Holdings, Inc. (now Blockchain Holdings Capital Ventures, Inc.) became the holding company. On December 1, 2016, the Company spun off its wholly owned subsidiary, SLS Industrial, Inc., along with its assets and liabilities, leaving Southeastern Holdings, Inc. as the only surviving entity.

On August 23, 2018, the Company entered into a Bill of Sale and Assignment and Assumption Agreement with Blockchain Holdings, LLC (“Blockchain”) pursuant to which the Company purchased all of the assets of Blockchain which are used in the business of sourcing of blockchain mining equipment from various suppliers for their customers and also providing management of the equipment hosted, mining pools and tech work on such equipment. The Company issued 300,000,000 shares of its common stock, par value $.0001 valued at $300,000 to the members of Blockchain in exchange for the assets of Blockchain.

The Company has accounted for this transaction as a reverse recapitalization under ASC 805, under which the operating entity, Blockchain Holdings, LLC, adopted the assets, liabilities and equity structure of Blockchain Holdings Capital Ventures, Inc. on August 23, 2018, while retaining its historical activity. The financial statements therefore present activity beginning with Blockchain Holdings, LLC’s inception date of February 5, 2018 through September 30, 2018.

On August 30, 2018 the Company changed its name to Blockchain Holdings Capital Ventures, Inc.

Blockchain Holdings Capital Ventures, Inc is a public company that is focused on finding, vetting and acquiring cash flowing assets including Commercial Real Estate, Energy and Technology Companies.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. However, the above conditions raise substantial doubt about the Company’s ability to do so. New business opportunities may never emerge, and we may not be able to sufficiently fund the pursuit of new business opportunities should they arise.

As of September 30, 2018, we had approximately $18,417 in cash on hand. Our current monthly cash burn rate is approximately $15,000, and it is expected that burn rate will continue and is expected to increase to $30,000-$50,000 until significant additional capital is raised and our marketing plan is executed. Our trade creditors may call debts at any time, and our cash reserves would not be sufficient to satisfy all balances. We are currently dependent on minimal expenses to be covered by a loan or other cash infusion from the company’s chairman of the board and CEO, Mr. Dickman. There is no guarantee that this cash infusion will continue to be made.

Results of Operations

During the period from February 5, 2018 (Inception) through September 30, 2018 and the three months ended September 30, 2018, the Company generated revenues of $305,350 and $745 and incurred associated costs of $231,272 for gross margin of $74,078 and $676, all respectively. While the Company generated revenue during these periods, the revenue was volatile and unstable, and there can be no guarantee of future revenue.

The Company incurred net operating losses of $36,044 and $72,800 for the period from February 5, 2018 (Inception) through September 30, 2018 and for the three months ended September 30, 2018, respectively. During this period, the Company determined all of its capitalized mining equipment was impaired, resulting in a charge of $26,550 to impairment expense for the period from February 5, 2018 (Inception) through September 30, 2018 and for the three months ended September 30, 2018.

Liquidity and Capital Resources

During the period from February 5, 2018 (Inception) through September 30, 2018 and the three months ended September 30, 2018, the Company sold 266,667 shares of common stock to its former CEO for proceeds of $40,000.

During the twelve months ending September 30, 2019 the Company estimates it will need approximately $480,000 to pursue business opportunities. The Company currently pursues business in the blockchain technology industry, which is a volatile industry and as a result may experience significant fluctuations and losses. Other than the foregoing, the Company does not know of any trends, events or uncertainties that have had, or are reasonably expected to have, a material impact on sales, revenues or income from continuing operations, or liquidity and capital resources.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not required for smaller reporting companies.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Operating Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Disclosure controls and procedures are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-Q, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and is communicated to our management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our management concluded that, as of September 30, 2018, our disclosure controls and procedures were not effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2018 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II

Item 1. Legal Proceedings.

The Company is not a party to any legal proceeding that it believes will have a material adverse effect upon its business or financial position.

Item 1A. Risk Factors.

Not required for smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On August 22, 2018, the Company’s former CEO and chairman of the board converted $8,823 of payables and $1,725 of debt and accrued interest into 98,230,000 shares of common stock.

On August 29, 2018, the Company’s former CEO purchased 266,667 common shares for $40,000.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Blockchain Holdings Capital Ventures, Inc.

Date: November 28, 2018	By:	/s/ Delray Wannemacher
Delray Wannemacher, CEO

Date: November 28, 2018	By:	/s/ Daniel Wong
Daniel Wong, COO &
Acting Principal Financial Officer

