Form 10-K
period 2018-12-31
Blockchain Holdings Capital Ventures, Inc.
filed 2019-04-10
CIK 1614826

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period __________ to ___________

Commission File Number: 333-198435

BLOCKCHAIN HOLDINGS CAPITAL VENTURES, INC.

(Exact name of registrant as specified in its charter)

Delaware	46-3892319
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

3550 Lenox Road NE. 21st Floor Atlanta GA 30326

Mr. Delray Wannemacher, CEO, (833) 682-2428

Securities registered pursuant to Section 12(b) of the Act: NONE

Title of each class	Name of exchange on which registered

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[X]
Emerging growth company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [  ]

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant on December 31, 2018, the last business day of the registrant’s most recently completed fiscal quarter, determined by the lack of an active market for the Company’s common stock, was approximately $0. This computation assumes that all executive officers, directors and persons known to the registrant to be the beneficial owners of more than ten percent of the registrant’s common stock are affiliates of the registrant. Such assumption should not be deemed conclusive for any other purpose.

As of April 8, 2019, there were outstanding 4,926,217 shares of our common stock, par value $0.0001 per share, 7,000,000 shares of the Company’s Class A Super Voting preferred stock, par value $0.001 per share, and 7,000,000 shares of the Company’s Class C preferred stock, par value $0.001 per share

Documents incorporated by reference: None

FORWARD-LOOKING STATEMENTS

In addition to historical information, some of the information presented in this Annual Report on Form 10-K contains “forward- looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”). Although Blockchain Holdings Capital Ventures, Inc. (“BHCV” or the “Company”, which may also be referred to as “we”, “us” or “our”) believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations: there can be no assurance that actual results will not differ materially from our expectations. Such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated. Cautionary statements regarding the risks, uncertainties and other factors associated with these forward-looking statements are discussed under “Risk Factors” in this Form 10-K. You are urged to carefully consider these factors, as well as other information contained in this Form 10-K and in our other periodic reports and documents filed with the SEC.

PART I

ITEM 1. BUSINESS

Company History and Overview

History of Blockchain Holdings Capital Ventures, Inc., a Delaware corporation

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

On August 30, 2018 the Company changed its name to Blockchain Holdings Capital Ventures, Inc.

Blockchain Holdings Capital Ventures, Inc is focused on finding, vetting and acquiring cash flowing assets including, Commercial Real Estate, Energy and Technology Companies.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. However, the above conditions raise substantial doubt about the Company’s ability to do so. New business opportunities may never emerge, and we may not be able to sufficiently fund the pursuit of new business opportunities should they arise.

As of December 31, 2018, we had approximately $6,293 in cash on hand. Our current monthly cash burn rate is approximately $35,000, and it is expected that burn rate will continue and is not expected to increase until significant additional capital is raised and our marketing plan is executed. Our trade creditors may call debts at any time, and our cash reserves would not be sufficient to satisfy all balances. We are currently dependent on minimal expenses to be covered by a loan or other cash infusion from the Company’s CEO and Director Mr. Wannemacher, and COO and Director, Daniel Wong. There is no guarantee that this cash infusion will continue to be made.

COMPANY BUSINESS OVERVIEW

Our Company, originally Safe Lane Systems, Inc., was formed to develop the marketing of, and contract the manufacturing of, certain products resulting from the development of IP in design and manufacturing by Superior Traffic Controls, Inc. We licensed certain IP under a Master License and a Sub License to capitalize the marketing and contract manufacturing of certain products.

After spinning off the assets and liabilities of our traffic safety division in December 2016, we no longer possess the aforementioned intellectual property or rights thereto and have implemented a new business model.

Blockchain Holding Capital Ventures, Inc. (BHCV) is now focused on building a diversified set of assets with high growth potential and sustainable monthly returns. The Company’s foundation is built on commercial real estate assets in designated Opportunity Zones that have a specific energy footprint. The commercial properties are located in Opportunity Zones to take advantage of three unique elements: deferral of past capital gains tax, reduction in tax liabilities, and elimination of future capital gains tax. These benefits, coupled with revenue generated from leasing and improvements to the properties, offer strong growth potential and long-term returns. BHCVs unique hedging strategy protects against possible real estate downturns by increasing the value of the property and revenue generated with our custom-designed decentralized mobile data centers. BHCV offers low-cost, secure colocation and private data hosting. These services range from cloud or information services, communications, networking, blockchain mining, disaster recovery solutions, artificial intelligence, rendering, and other high demand needs for computing power.

Our Proposed Products:

Colocation Services

This will be our primary revenue stream. It is a major growth area with companies choosing to rent processing power for a growing number of needs, including blockchain mining, artificial intelligence, data storage, cloud computing, and data processing. BHCV will host space for servers, which will be leased on a space per-server monthly basis. BHCV will oversee real-time monitoring of these servers, with onsite IT and maintenance staff carrying out updates, preventative troubleshooting, and servicing to minimize any downtimes and ensure continuous processing power.

Mobile Data Center Solutions

BHCV has an exclusive agreement with a container solution company to customize and build data centers that are weather resistant, cost effective, quick to install, and have mobility in case the market conditions are not optimal. As part of the portfolio of data center solutions, BHCV expects to profit by approximately $50,000 per container sold. Each container will cost approximately $100,000 on average to develop and it will be shipped to BHCV’s customers directly.

Traditional Real Estate Leasing in Opportunity Zones

Lease of Commercial Space – Properties will be scouted based on a primary use in mind and forecasting the probability of finding a tenant. Tenants will be mainly companies in need of space for different needs, but initially focused on industrial and warehousing components. It is possible that the portfolio of real estate assets will include some retail or other consumer faced space, provided the opportunity is significant and the investment can be balanced off with a different property that would be specifically targeted to the colocation leasing space.

Commercial Real Estate Sales – Although this is one of our long term goals to be implemented in the future, we intend to build a strong portfolio of properties that will eventually allow us to be in a position to liquidate some of our future holdings.

Sales and Marketing Plan

Once the Company has raised the capital needed to roll out its products and services it will adopt an appropriate sales and marketing plan to support those efforts.

Sales Strategy

The core strategic vision of BHCV will be built around the development of a growing portfolio of commercial real estate assets, which will be carefully selected to offer the best potential for dual-use functionality. This dual-use focuses on utilizing the space to offer colocation of processing power by creating a network of leading-edge data centers, as well as more traditional leasing of any excess and dedicated commercial space. Amongst the colocation space, BHCV will be pressing the advantages of its decentralized datacenters, with inherent disaster recovery options and its modular mobile data centers which will offer durable, flexible, and affordable capacity for clients. However, in addition to this BHCV plans to hire and train a staff of sales representatives willing to search potential tenants in need of computing power for their applications. Ensuring competitive pricing, reliable power supply, processing uptime, flexible leasing agreements, and ongoing support and maintenance will help BHCV to develop its position within the data center market and help it to attract long-term value customers. BHCV will support this strategic vision and conceptual growth with the following:

●	Leveraging the complimentary expertise of its founders and leadership team, who possess unique synergies of experience and proven successes in the fields of blockchain technologies and real estate investment and management.

●	Investing in more unique modular mobile data centers, allowing low-cost upscaling of capacities and providing clients with affordable, robust, and flexible options.

●	Developing close partnerships with major energy and power companies in order to secure best value energy costs, which can be reflected in a competitive pricing structure for colocation tenants.

●	Robust site selection process with stringent criteria aimed at maximizing commercial use, whether for long-term commercial leasing or colocation purposes.

●	Attract investment funding to help fund asset portfolio growth, nurturing investor relations by presenting the vision of BHCV and the potential cash incentives offered through schemes such as Opportunity Funds or tax breaks.

●	Engaging in high-level relationship building to increase understanding of the market and to nurture potential partnerships with key industry players.

●	Maintaining a strong market analytic focus to help flex its operational strategies.

●	Offering exceptional value proposition for clients with flexible, competitively priced data leasing and a range of added-value services.

●	Staying ahead of potential regulatory changes to ensure minimal impact on data center operations.

●	Effective marketing and promotional strategies, including working closely with real estate partners, employing passionate sales representatives who will approach prospective clients, and taking active roles in leading industry events, conferences, and forums.

●	Maximizing early mover position in a dynamic market to gain traction and commercial momentum.

●	Pursue multilateral downstream markets, leveraging increasingly wide applications of blockchain technologies to attract other companies.

●	Secure preferential and flexible purchase option for properties, increasing competitiveness through less reliance on leveraged funds to grow the real estate asset pool.

Primary Marketing Campaign Strategy

A strong marketing and promotional focus will be followed, with particular attention paid to networking and relationship building as well as supporting the extensive connections of the leadership and advisory team with engagement with real estate brokers. This will be further supplemented by high-profile attendances at conferences, expos, and trade shows relating to digital growth areas such as blockchain, cloud computing, and virtual and augmented reality. Outside of this, a full spectrum of marketing and promotional activities will be launched, using some of the following channels.

●	Internet Marketing – One of the most effective marketing channels for businesses is the internet, and the Company maintains an engaging web presence as a passive marketing placeholder, offering useful information about the history of BHCV and its services.

●	Search Engine Optimization (SEO) – By utilizing SEO the Company can work on improving the visibility of the website on all major search engines such as Google, Bing, Ask, Yahoo, etc.

●	Paid Online Advertisements – Pay per click (PPC) keyword advertising will help to promote contextual search results for the Company, and paying for advertisements with Google, AdSense, and other platforms to display ads on major search results and Facebook pages will help to promote contextual search results for the Company.

●	Social Media Marketing (SMM) – Social Media Marketing is fast becoming the most popular channel by which businesses can engage with their target market and client base. The business, and its growing network of data centers, may establish social media channels on platforms such as Facebook, Twitter, and LinkedIn, providing an outlet to stay in touch with clients and interact with the market.

●	Traditional Marketing – Any comprehensive marketing campaign will include traditional marketing channels. This may include having print media advertisements in specialist interest magazines or periodicals, and BHCV will launch full press and PR campaigns, including press releases, articles or leaders in local newspapers or industry periodicals, announcements, white papers in industry press, investor or stock-market related publications, and notices and other engaging events. Direct marketing will also be utilized, including mailings of promotional literatures to key target markets, and supported by a growing team of sales representatives who will be approaching and engaging directly with prospective clients and showcasing the value proposition of BHCV full data center solutions.

●	Industry events and exhibitions – Having a presence at industry events and conventions can further increase brand awareness and industry reputation, and allow opportunities to interact with key decision makers at other businesses, organizations, consultancy partners, or technology companies. This can potentially result in new leads or other opportunities in future. Similarly, sponsoring or co-sponsoring such events or conferences can provide another effective backdrop to promote the Company.

COMPETITION, MARKETS, AND REGULATION

Competition

We offer a unique business model being a publicly traded holding company with a focus on a diversified set of complimentary cash flowing assets including Commercial Real Estate, Energy and Technology Companies. Our foundation is built on targeted commercial real estate with a specific energy footprint in Opportunity Zones, in order to improve, lease and roll out our proprietary mobile data centers to increase property value. The partnerships we have successfully secured are leaders in the markets they serve.

We have secured an exclusive agreement with SG Blocks, Inc. (NASDAQ: SGBX), a leading designer, fabricator, and innovator of container-based structures, with respect to our datacenters. By repurposing traditional maritime containers through a combination of engineering efficiency and artistic design, SG Blocks has created iconic, compact, and easily deployable structures that are specifically-purposed for their client’s needs. As a result, they will be able to use this expertise for us and allow us to roll out mobile data centers which will give our clients maximum flexibility at much lower cost point. This ability to repurpose the containers is vital to our strategy. As a global leader, SG Blocks has the experience and the capabilities to produce these mobile data centers not only to specification, but under traditional construction costs as well. Their patent on the interlocking design, ability to stack 9 modules high, and code compliance will allow for rapid deployment and scalability. Our data centers will be shipped 90% complete and can be added to as needed to both fill demand and remain uniquely adaptable to our client’s demands. These low-cost, decentralized innovative data centers will offer secure and affordable solutions for our customers—including built-in disaster recovery options.

We have secured an agreement with Cresa to work with their team and their proprietary iSiteSelection™ tool that gives us access to the best data center and commercial data available globally. Companies like Verizon, AT&T, and Disney rely on the same data we will be using to identify where to deploy our decentralized solutions. Cresa has worked with Fortune 150 clients for over 25 years to strategize, consult, and identify optimal properties for acquisition to roll out data centers. With both global understanding and international operations in the areas of energy identification, data center site strategy, and real estate vetting, Cresa is highly in line with our own needs. With their team of consultants and proprietary iSiteSelection™ tool, we can locate the targeted properties with infrastructure-centric needs to make sure we are rolling out our data centers where demand is highest. With these capabilities, we can begin rolling out our mobile data center model to increase the cash flow and property values. We will continuously evaluate other complimentary acquisition opportunities as they arise with the aid of their extensive location technologies.

We have also engaged NES Financial, an industry leader in fund management and opportunity zone consulting, to support our efforts and plans to participate in an Opportunity Zone Fund that allows investors to benefit from multiple areas. NES Financial is a leader and specializes in administering Opportunity Zone Funds. Due to the recent creation of these classes, and the shifting nature of the regulations as it evolves, there is a need for continuous and specialized oversight, which NES can effectively perform due to their focus on program-specific tax laws and governmental guidelines. The correct understanding and management of the fund can facilitate ideal acquisition of the tax-deferred investments and allow us to fully capitalize off of the untapped market. With their leadership and expertise in this new space we will have the right company on board to support and streamline these financial transactions for investors.

We have secured an agreement with Experis Manpower Group who specializes in the alignment and deployment of technology and financially-trained professionals into needed vacuums inside of organizations. They allow for the quick acquisition of specialized talent in high-demand and knowledge-intense fields. By partnering with Experis and its larger network, we can quickly fill any occupational holes that may develop or evolve as our operations continue to progress. These need-precise professionals can be contracted and deployed where and when needed, further decreasing long-term staffing costs and largely increasing our pool of accessible talent.

Our competition lies in the Real Estate and Mobile Data Center markets. We see our direct competitors as the below listed companies in that they invest and offer similar products and services independently. There are other entities which may also compete with us in certain aspect in these markets.

CoreSite

CoreSite Realty Corporation is a real estate investment trust that invests in carrier-neutral data centers and provides colocation and peering services. As of December 31, 2016, the company owned 20 operating data center facilities in 8 markets comprising over 3.5 million square feet of rentable space. Its current property portfolio comprises large premises in Boston, Chicago, Denver, Los Angeles, Miami, New York City, Northern Virginia, San Francisco, San Jose, Santa Clara, and Washington, D.C. The company has over 1,000 customers, including enterprises, network operators, cloud providers, and supporting service providers It has annual revenues in excess of $480 million and is listed on S&P400 Index, with the ticker COR.

Digital Realty Trust, Inc.

Digital Realty Trust, Inc. is a real estate investment trust that invests in carrier-neutral data centers and provides colocation and peering services. Founded in 2004, the company supports the data center, colocation, and interconnection strategies of more than 2,300 firms across its secure, network-rich portfolio of data centers located throughout North America, Europe, Asia, and Australia. Digital Realty's clients include domestic and international companies of all sizes, ranging from cloud and information technology services, communications, and social networking to financial services, manufacturing, energy, healthcare, and consumer products. It’s U.S. property portfolio alone comprises over 150 facilities, mostly concentrated in New York State, Northern Virginia, London, United Kingdom, Dallas, Silicon Valley, and Chicago. As of December 2017, it has almost 33 million square feet of rentable space. In 2017, the company completed the acquisition of DuPont Fabros Technology, a competing real estate trust that invested in data centers. The company is a member of The Green Grid and has helped pioneer concepts of energy efficient and energy conserving data center design. It is listed on the S&P500 (ticker DLR) and its annual revenues are over $2.4 billion.

Eaton Corporation

Eaton Corporation is company that was originally founded in the United States but finds its current operations stemming out of Ireland due to its transition into a multination business. Its reach has grown globally as well, and Eaton now conducts business in a majority of countries. They have a wide range of services and specialties, which hinge on their primary focus of electrical engineering and larger scale power operations. Their modular data centers are designed off of their own equipment, and marketed to be employed in unused or available space at the client’s site. Their centers are designed to have dimensions of up to 24” by 40”, and requires a facility connection with the selling point of it becoming a permanent addition. Eaton has the NYSE ticker of ETN, experienced a 70% stock gain in the 3 years leading up to 2018, and did over $21 .6 billion in sales in 2018.

Active Power, Inc.

Active Power, Inc. is a power provider that specializes in flywheel-centric products, but has branched out to incorporate its technology and designs into modular data centers since its inception in 1992. Active Power’s mobile data center offering is advertised at taking 10 to 28 weeks to be designed, contracted, installed, and commissioned. It asserts that its mobile data center solution can reduce the cost that would be associated with a more traditional and static one by 25%, and has created and implemented over 200 of these products internationally. It is a division of Pillar Power Systems Inc., a part of Langley Holdings PLC.

Hewlett-Packard

The Hewlett-Packard Company in an American technology company that has its headquarters in California and is known for creating a multitude of both software and hardware products. Its branch, Hewlett Packard Enterprise, has begun to create modular data centers for the continuous computing needs in today’s market, and has broadcasted the idea that modular data centers are the future over traditional, larger static ones due to their adaptability and reachability. This has led them to offer a number of different modular options. Its NYSE ticker is HPE, and had a revenue of $30.85 billion in 2018.

Markets

The markets that we will be operating in are commercial real estate, energy and technology, most specifically colocation services, mobile data centers and real estate leasing in Opportunity Zones.

Number of Persons Employed.

As of January 31, 2019, we have no employees, however, our officers are spending full-time in this business – up to 50 hours per week. We do have eight independent consultants/advisors.

ITEM 1A. RISK FACTORS

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. DESCRIPTION OF PROPERTIES

Our mailing address is 3550 Lenox Road NE. 21st Floor Atlanta GA 30326. The Company does not hold any real property. The officers operate virtually via the internet.

ITEM 3. LEGAL PROCEEDINGS

To the best of our knowledge and belief, there is no pending legal action against the Company.

ITEM 4. MINE SAFETY DISCLOSURE.

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock’s trading symbol is “BHCV”. As of December 31, 2018, there have been no public sales transactions, and there is currently no active market for the Company’s common stock.

Holders. As of April 8, 2019, there were approximately 147 holders of record of the common stock.

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

Recent Sales of Unregistered Securities

During the period from February 5, 2018 (Inception) through December 31, 2018 and the three months ended December 31, 2018, the Company sold 266,667 shares (equivalent to 2,667 post-split) of common stock to its former CEO for proceeds of $40,000 in a private transaction exempt from the registration requirements of the Securities Act pursuant to Section 4(2) or Regulation D under the Securities Act.

ITEM 6. SELECTED FINANCIAL AND OPERATING DATA

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our audited financial statements and notes thereto included herein. In connection with, and because we desire to take advantage of, the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or on our behalf. We disclaim any obligation to update forward-looking statements.

The independent registered public accounting firm’s report on the Company’s consolidated financial statements as of December 31, 2018, and for the period from February 5, 2018 (inception) through December 31, 2018, includes a “going concern” explanatory paragraph, that describes substantial doubt about the Company’s ability to continue as a going concern.

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

The Company has accounted for this transaction as a reverse recapitalization under ASC 805, under which the operating entity, Blockchain Holdings, LLC, adopted the assets, liabilities and equity structure of Blockchain Holdings Capital Ventures, Inc. on August 23, 2018, while retaining its historical activity. The financial statements therefore present activity beginning with Blockchain Holdings, LLC’s inception date of February 5, 2018 through December 31, 2018.

On August 30, 2018 the Company changed its name to Blockchain Holdings Capital Ventures, Inc.

Blockchain Holdings Capital Ventures, Inc is focused on finding, building, vetting and acquiring assets in support of the high growth associated with computing demands including the blockchain space. The Company’s main purpose is to provide a safe, transparent diversified investment vehicle for investors to participate in the very exciting space while managing the risk over a diversified portfolio of assets. Our asset backed cash flowing model will include assets globally but will begin in the United States to ensure a more stable and predictable growth curve.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. However, the above conditions raise substantial doubt about the Company’s ability to do so. New business opportunities may never emerge, and we may not be able to sufficiently fund the pursuit of new business opportunities should they arise.

As of December 31, 2018, we had approximately $6,293 in cash on hand. Our current monthly cash burn rate is approximately $35,000, and it is expected that burn rate will continue and is expected to continue at $35,000 until significant additional capital is raised and our marketing plan is executed. Our trade creditors may call debts at any time, and our cash reserves would not be sufficient to satisfy all balances. We are currently dependent on minimal expenses to be covered by a loan or other cash infusion from the Company’s CEO and Director Mr. Wannamaker, and COO and Director, Daniel Wong. There is no guarantee that this cash infusion will continue to be made.

PLAN OF OPERATIONS

We showed limited revenues resulting from reverse recapitalization accounting, did not generate profits on such revenues and did not recognize any income from continuing operations as of December 31, 2018. The revenues reflected in the financial statements for the period from February 5, 2018 (inception) through December 31, 2018 are not recurring and are presented due to the SEC’s classification of the asset acquisition as a reverse recapitalization. We have negative capital and no intangible assets. We are illiquid and need cash infusions from investors or shareholders to provide capital, or loans from any sources, none of which have been arranged nor assured.

We are currently seeking new business opportunities. Our goals for the next year are to pursue and engage in business opportunities and generate additional capital to fund such endeavors.

Our goals for the next year are as follows:

Future Milestones

●	Plan on raising capital to fully execute on the business plan
●	Plan on up-listing to OTCQB
●	Plan on filing an S-1 to register stock and build a market
●	Plan on helping an Opportunity Zone Fund

APPLICATION OF FUNDS (1)

Item	Amount (1)
Compensation of officers	$210,000
Legal and professional fees	50,000
Audit fees	25,000
Other general and administrative costs	135,000
Total	$420,000

(1) These items are variable and no commitment has been obtained from any source.

The Company may change any or all of the budget categories in the execution of its business model. None of the line items are to be considered fixed or unchangeable. The Company may need substantial additional capital to support its budget.

OFF BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements. Our Budget for operations in next year is as follows:

Item	Amount (1)
Compensation of officers	$210,000
Legal and professional fees	50,000
Audit fees	25,000
Other general and administrative costs	135,000
Total	$420,000

(1) These items are variable and no commitment has been obtained from any source.

We will need substantial additional capital to support our future operations. We have no revenues and have no committed source for any funds as of the date hereof. No representation is made that any funds will be available when needed. In the event funds cannot be raised when needed, we may not be able to carry out our business plan, may never achieve sales or royalty income, and could fail in business as a result of these uncertainties. If our initial prospect appears uneconomical after evaluation we will seek other prospects it the area to acquire or farm into.

We may also consider a private placement or public offering of our common stock, if the market conditions allow at the time. No price, schedule or terms for such an offering has been determined at this time. We expect to expend funds on a quarterly basis, as follows:

Period	Amount
Q1 2019 (cash on hand 12/31/18)	$6,293
Q2 2019	105,000
Q3 2019	105,000
Q4 2019	105,000
Total Cash Burn	$321,293

Results of Operations for the Year Ended December 31, 2018

During the period from February 5, 2018 (Inception) through December 31, 2018, the Company generated revenues of $288,922 and incurred associated costs of $219,891 for gross margin of $69,031. While the Company generated revenue during these periods, the revenue was volatile and unstable, and there can be no guarantee of future revenue.

During the period from February 5, 2018 (Inception) through December 31, 2018, the Company incurred $35,409 of sales and marketing expenses and $158,520 of general and administrative costs, including consulting fees, professional services fees and other administrative costs. The Company also recorded $29,817 of stock-based compensation expense for the issuance of 7,000,000 shares of Class A Preferred and 7,000,000 shares of Class C Preferred Stock to its CEO and COO during the period from February 5, 2018 (Inception) through December 31, 2018.

The Company incurred net operating losses of $181,265 for the period from February 5, 2018 (Inception) through December 31, 2018. During this period, the Company determined all of its capitalized mining equipment was impaired, resulting in a charge of $26,550 to impairment expense for the period from February 5, 2018 (Inception) through December 31, 2018.

Liquidity and Capital Resources

During the period from February 5, 2018 (Inception) through December 31, 2018, and the three months ended December 31, 2018, the Company sold 266,667 shares (equivalent to 2,667 post-split) of common stock to its former CEO for proceeds of $40,000.

During the twelve months ending December 31, 2019, the Company estimates it will need approximately $420,000 to pursue business opportunities. The Company currently pursues business in the blockchain technology industry, which is a volatile industry and as a result may experience significant fluctuations and losses. Other than the foregoing, the Company does not know of any trends, events or uncertainties that have had, or are reasonably expected to have, a material impact on sales, revenues or income from continuing operations, or liquidity and capital resources.

Short Term.

On a short-term basis, we do not generate any revenue or revenues sufficient to cover operations. Based on prior history, we will continue to have insufficient revenue to satisfy current and future liabilities as we continue to explore new opportunities.

No commitments to provide additional funds have been made by our management or other stockholders. Accordingly, there can be no assurance that any additional funds will be available to us to allow it to cover our expenses as they may be incurred.

Capital Resources

Our capital resources currently consist of cash.

Need for Additional Financing

We do not have capital sufficient to meet our cash needs. Nor do we have sufficient capital to meet our short-term trade and debt obligations. We plan to seek loans or equity placements to cover such cash needs. Once full business operations commence, our needs for additional financing will likely face substantial increases.

Within the next twelve months we will need to secure an additional $4,400,000 in financing to fully implement our plan of operations. After the twelve month period we do not see a need to raise additional capital unless we identify other assets to purchase.

No commitments have been made to provide additional funding by our management or other stockholders. Accordingly, there can be no assurance that any additional funds will be available to us to allow it to cover our expenses as they may be incurred.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements and supplementary data are included herein commencing on page 14.

Blockchain Holdings Capital Ventures, Inc. (Formerly Southeastern Holdings, Inc.)

A Delaware Corporation

Financial Statements and Report of Independent Public Registered Accounting Firm

As of December 31, 2018 and for the Period from February 5, 2018 (Inception) through December 31, 2018

Blockchain Holdings Capital Ventures, Inc. (Formerly Southeastern Holdings, Inc.)

13

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Blockchain Holdings Capital Ventures, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Blockchain Holdings Capital Ventures, Inc. (the “Company”) as of December 31, 2018 and the related statements of operations, changes in stockholders’ equity (deficiency) and cash flows for the period from February 5, 2018 (Inception) through December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for the period from February 5, 2018 (Inception) through December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses since inception and has a working capital deficiency both of which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Turner, Stone & Company, L.L.P.

Dallas, Texas

April 10, 2019

We have served as the Company’s auditor since 2019.

BLOCKCHAIN HOLDINGS CAPITAL VENTURES, INC. (Formerly Southeastern Holdings, Inc.)

BALANCE SHEET

As of December 31, 2018

As of December 31, 2018
ASSETS
Current Assets:
Cash and cash equivalents	$6,293
Total Current Assets	6,293

TOTAL ASSETS	$6,293

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current Liabilities:
Accounts payable	$109,572
Accrued compensation - related party	82,500
Accrued expenses	1,914
Total Current Liabilities	193,986

Non-Current Liabilities:
Total Non-Current Liabilities	-

Total Liabilities	193,986

Commitments and Contingencies (Note 7)

Stockholders’ Equity (Deficiency):
Class A super majority voting preferred stock, $0.001 par value;10,000,000 shares authorized, 7,000,000 issued and outstanding with liquidation preference of $26,317 as of December 31, 2018.	26,317
Class C convertible preferred non-voting stock, $0.001 par value, 10,000,000 shares authorized, 7,000,000 issued and outstanding with liquidation preference of $3,500 as of December 31, 2018.	3,500
Common stock, $0.0001 par value; 150,000,000 shares authorized, 4,386,217 (438,621,667 pre-split equivalent) issued and outstanding as of December 31, 2018.	438
Additional paid-in capital	40,000
Accumulated deficit	(257,948)
Total Stockholders’ Equity (Deficiency)	(187,693)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)	$6,293

See accompanying notes, which are an integral part of these financial statements.

BLOCKCHAIN HOLDINGS CAPITAL VENTURES, INC. (Formerly Southeastern Holdings, Inc.)

STATEMENT OF OPERATIONS

For the Period from February 5, 2018 (Inception) Through December 31, 2018

Period from February 5, 2018 (inception) Through December 31, 2018

Revenues:
Equipment sales - related party	$150,104
Consulting and management fee revenue - related party	18,954
Equipment sales	72,020
Consulting and management fee revenue	44,380
Mining commission revenue	3,464
Total Revenue	288,922

Cost of goods sold - related party	(144,990)
Cost of goods sold	(74,901)
Total Cost of Goods Sold	(219,891)

Gross Margin	69,031

Operating Expenses:
Sales and marketing	35,409
General and administrative	158,520
Impairment of long-lived assets	26,550
Stock-based compensation expense	29,817
Total Operating Expenses	250,296

Income from operations	(181,265)

Other Income and Expense
Total Other Income (Expense)	-

Net (Loss)	$(181,265)

Net (Loss) per share (basic)	$(0.10)

Weighted average number of common shares outstanding	1,823,129

See accompanying notes, which are an integral part of these financial statements.

BLOCKCHAIN HOLDINGS CAPITAL VENTURES, INC. (Formerly Southeastern Holdings, Inc.)

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)

For the Period from February 5, 2018 (Inception) Through December 31, 2018

	Common Stock			Class A Preferred		Class C Convertible Preferred		Additional
	Shares							Paid-in	Accumulated	Stockholders’
	Pre-Split	Post-Split	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2017	40,000,000	400,000	$40	10,000,000	$1,000	-	$-	$4,761	$(49,259)	$(43,458)
Issuance of common stock for compensation (pre-reverse recapitalization)	125,000	1,250	-					-		-
Issuance of common stock to satisfy debt (pre-reverse recapitalization)	98,230,000	982,300	98					10,463		10,561
Net income (pre-reverse recapitalization)									(43,348)	(43,348)
Recapitalization, August 23, 2018	300,000,000	3,000,000	300	(10,000,000)	(1,000)			(15,224)	15,924	-
Sale of common stock	266,667	2,667	-					40,000		40,000
Issuance of Class A and C Preferred shares as compensation				7,000,000	26,317	7,000,000	3,500			29,817
Net loss									(181,265)	(181,265)
Balance, December 31, 2018	438,621,667	4,386,217	$438	7,000,000	$26,317	7,000,000	$3,500	$40,000	$(257,948)	$(187,693)

See accompanying notes, which are an integral part of these financial statements.

BLOCKCHAIN HOLDINGS CAPITAL VENTURES, INC. (Formerly Southeastern Holdings, Inc.)

STATEMENT OF CASH FLOWS

For the Period from February 5, 2018 (Inception) Through December 31, 2018

Period from February 5, 2018 (inception) Through December 31, 2018

Cash Flows from Operating Activities
Net Loss	$(181,265)
Adjustments to reconcile net loss to net cash (used for) operating activities:

Stock-based compensation	29,817
Impairment of long-lived assets	26,550
Changes in operating assets and liabilities:
Change in accounts payable	35,138
Change in related party accrued compensation	82,500
Change in accrued expenses	103
Net Cash Used in Operating Activities	$(7,157)

Cash Flows from Investing Activities
Purchase of property and equipment	(26,550)
Net Cash Used in Investing Activities	(26,550)

Cash Flows from Financing Activities
Sale of common stock	40,000
Net Cash Provided by Financing Activities	40,000

Net Change In Cash	6,293

Cash at Beginning of Period	-
Cash at End of Period	$6,293

Supplemental Disclosure of Cash Flow Information:
Accounts payable and accrued liabilities assumed in connection with reverse acquisition	$76,245

See accompanying notes, which are an integral part of these financial statements.

BLOCKCHAIN HOLDINGS CAPITAL VENTURES, INC. (Formerly Southeastern Holdings, Inc.)

NOTES TO FINANCIAL STATEMENTS

As of December 31, 2018 and for the period from February 5, 2018 (Inception) Through December 31, 2018

NOTE 1: ORGANIZATION AND NATURE OF OPERATIONS

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

On August 23, 2018, the Company entered into a Bill of Sale and Assignment and Assumption Agreement with Blockchain Holdings, LLC (“Blockchain”) pursuant to which the Company purchased all of the assets of Blockchain which are used in the business of sourcing of blockchain mining equipment from various suppliers for their customers and also providing management of the equipment hosted, mining pools and tech work on such equipment. The Company issued 300,000,000 (equivalent to 3,000,000 after the reverse split) shares of its common stock, par value $.0001 to the members of Blockchain in exchange for the assets of Blockchain.

On August 30, 2018 the Company changed its name to Blockchain Holdings Capital Ventures, Inc.

Business description

Blockchain Holdings Capital Ventures, Inc is a public company that is focused on finding, building, vetting and acquiring assets in support of the high growth associated with computing demands including the blockchain space. The Company’s main purpose is to provide a safe, transparent diversified investment vehicle for investors to participate in the very exciting space while managing the risk over a diversified portfolio of assets. Our asset backed cash flowing model will include assets globally but will begin in the United States to ensure a more stable and predictable growth curve.

Change in Control

On August 23, 2018, the Company entered into an agreement to purchase the assets of Blockchain Holdings, LLC for consideration of 300,000,000 shares to be issued in exchange for all of Blockchain Holdings, LLC’s assets. This share issuance resulted in a change of control of the issuer. The Company determined that this transaction resulted in a change of control based on the transfer of common stock since (1) the Company’s historical Class A Super Voting Preferred Stock was legally void, and (2) the intent of management would have been to transfer that control in connection with the purchase if that class of stock were valid. Immediately prior to the transaction, the Company’s former CEO, Paul Dickman, owned 72% of the outstanding common stock. Immediately after the transaction, the member of Blockchain Holdings, LLC held a total of 68% of the outstanding common stock, with the Company’s new management controlling a total of 45.6% of the outstanding common stock comprised of 22.8% held by an entity owned and controlled by the current CEO and 22.8% held by an entity owned and controlled by the COO.

BLOCKCHAIN HOLDINGS CAPITAL VENTURES, INC. (Formerly Southeastern Holdings, Inc.)

NOTES TO FINANCIAL STATEMENTS

As of December 31, 2018 and for the period from February 5, 2018 (Inception) Through December 31, 2018

Reverse Recapitalization

The Company evaluated the August 23, 2018 acquisition of Blockchain Holdings, LLC’s outstanding interests and determined that the acquisition falls under guidance of the SEC’s Financial Reporting Manual, Section 12100, which deems the transaction to be a change in control and a “capital transaction in substance.” The Merger is being accounted for as a reverse recapitalization. Reverse recapitalization accounting applies when a non-operating public shell company (Southeastern Holdings, Inc.) acquires a private operating company (Blockchain) and the owners and management of the private operating company have actual or effective voting and operating control of the combined company. A reverse recapitalization is equivalent to the issuance of stock by the private operating company for the net monetary assets of the public shell corporation accompanied by a recapitalization with accounting similar to that resulting from a reverse acquisition, except that no goodwill or other intangible assets are recorded. The reverse recapitalization accounting is attributable to a long-held position of the staff of the Securities and Exchange Commission that the acquisition of a non-operating public shell company does not qualify as a business for business purposes, as described in Accounting Standards Codification Topic 805, Business Combinations. The Company’s recapitalization entry resulted in the following changes to equity:

	Prior to Recapitalization	Transaction August 23, 2018	Recapitalization August 23, 2018	After Recapitalization
Class A super voting preferred stock*	$1,000		$(1,000)	$-
Class B non-voting preferred stock*	-			-
Common stock**	138	300		438
Additional paid-in capital**	15,224	299,700	(314,924)	-
Accumulated deficit	(92,607)		15,924	(76,683)
Total Stockholders’ Equity	$(76,245)	$300,000	$(300,000)	$(76,245)

*As discussed elsewhere in this note, the Company subsequently discovered that all of its historical Preferred Stock classes were improperly filed with the State of Delaware and therefore legally null and void. The Company evaluated the impacts of the discovery in light of ASC 250 and determined that the cumulative effect of resulting corrections was qualitatively and quantitatively immaterial to the Company's operations and therefore eliminated the outstanding Preferred Stock from the historical entity in the recapitalization accounting on August 23, 2018.

**The table below presents the effects of the transaction prior to the stock split.

	Prior to Recapitalization	Transaction August 23, 2018	Recapitalization August 23, 2018	After Recapitalization
Class A super voting preferred stock	$1,000		$(1,000)	$-
Class B non-voting preferred stock	-			-
Common stock	138,355	30,000		168,355
Additional paid-in capital	(122,993)	270,000	(147,007)	-
Accumulated deficit	(92,607)		(151,993)	(244,600)
Total Stockholders' Equity	$(76,245)	$300,000	$(300,000)	$(76,245)

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (GAAP). The Company maintains the calendar year as its basis of reporting.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash Equivalents and Concentration of Cash Balance

The Company considers all highly liquid securities with an original maturity of less than three months to be cash equivalents. The Company’s cash and cash equivalents in bank deposit accounts, at times, may exceed federally insured limits. As of December 31, 2018, the Company’s cash balances did not exceed federally insured limits.

Property and Equipment

Property and equipment with an original cost in excess of $1,000 and having a useful life over one year is recorded at cost when purchased. Depreciation is recorded for property and equipment using the straight-line method over the estimated useful lives of assets.

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

The Company purchased coin mining equipment for $26,550 in early 2018 and determined that the fair market value of such equipment decreased significantly and recognized impairment expense of $26,550 during the period from February 5, 2018 (Inception) through December 31, 2018.

As of December 31, 2018, the Company had $0 of property and equipment, net of $26,550 of impairment.

BLOCKCHAIN HOLDINGS CAPITAL VENTURES, INC. (Formerly Southeastern Holdings, Inc.)

NOTES TO FINANCIAL STATEMENTS

As of December 31, 2018 and for the period from February 5, 2018 (Inception) Through December 31, 2018

Accounts Payable and Accrued Liabilities

Accounts payable consisted of $74,434 of liabilities incurred by the issuer prior to the merger, and accrued liabilities consisted of $1,811 for state and local taxes payable as of December 31, 2018. The remaining accounts payable of $35,138 as of December 31, 2018 consisted of amounts due for professional services and various other general and administrative expenses incurred after the acquisition. Remaining accrued liabilities of $82,603 as of December 31, 2018 primarily consisted of $45,000 due to the CEO’s company and $37,500 to the COO’s company for accrued consulting fees.

Fair Value of Financial Instruments

Financial Accounting Standards Board (“FASB”) guidance specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). The three levels of the fair value hierarchy are as follows:

Level 1 - Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 1 primarily consists of financial instruments whose value is based on quoted market prices such as exchange-traded instruments and listed equities.

Level 2 - Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly (e.g., quoted prices of similar assets or liabilities inactive markets, or quoted prices for identical or similar assets or liabilities in markets that are not active).

Level 3 - Unobservable inputs for the asset or liability. Financial instruments are considered Level 3 when their fair values are determined using pricing models, discounted cash flows or similar techniques and at least one significant model assumption or input is unobservable.

The carrying amounts reported in the balance sheets approximate their fair value.

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

While the operating company generated early revenue from the aforementioned sources, the Company has shifted its focus to finding, building, vetting and acquiring assets to support computing demands including the blockchain space and is not currently pursuing operations that historically have generated revenue. There can be no assurances that these efforts will generate future revenue.

BLOCKCHAIN HOLDINGS CAPITAL VENTURES, INC. (Formerly Southeastern Holdings, Inc.)

NOTES TO FINANCIAL STATEMENTS

As of December 31, 2018 and for the period from February 5, 2018 (Inception) Through December 31, 2018

Stock-Based Compensation

The Company accounts for share-based payments pursuant to ASC 718, “Stock Compensation” and, accordingly, the Company records compensation expense for share-based awards based upon an assessment of the grant date fair value for stock options and restricted stock awards using the Black-Scholes option pricing model.

Stock compensation expense for stock options is recognized over the vesting period of the award or expensed immediately when stock or options are awarded for previous or current service without further recourse.

On October 4, 2018, the Company issued 7,000,000 shares of Class A Preferred Stock and 7,000,000 shares of its Class C Convertible Preferred Stock to its officers as compensation. The Company determined the value of the Class A Preferred Stock to be $26,317 based on the amount of control the stock granted the officers in common stockholder voting matters, under the assumption that the common stock’s value was $0.0001 per share. The Company further assigned $3,500 of value to the Class C Convertible Preferred Stock based on the amount of common shares the officers could convert that stock into under the assumption of common stock having a value of $0.0001 per share. Subsequently, in April 2019, the Company filed an amended and restated certificate of designation, which restricts the CEO and COO from converting the 7,000,000 shares into common stock for 36 months from the issuance date. The Company determined that the restrictions did not impact the value of such shares and accordingly has not adjusted stock-based compensation expense.

During the period from February 5, 2018 (Inception) through December 31, 2018, the Company recognized $26,317 of stock-based compensation expense.

Income Taxes

The Company is subject to taxation in various jurisdictions and may be subject to examination by various authorities.

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

The Company recognizes the amount of taxes payable or refundable for the current year and recognizes deferred tax liabilities and assets for the expected future tax consequences of events and transactions that have been recognized in the Company’s financial statements or tax returns.

NOTE 3: GOING CONCERN

As shown in the accompanying financial statements as of December 31, 2018, the Company had $6,293 of cash, as compared to total current liabilities of $193,986, has incurred substantial operating losses, and had an accumulated deficit of $181,265. Furthermore, the Company’s revenue history has been limited and unstable, and there can be no assurances of future revenues.

Given these factors, the Company is dependent on financing from outside parties, and management intends to pursue outside capital through debt and equity vehicles. There is no assurance that these efforts will materialize or be successful or sufficient to fund operations and meet obligations as they come due.

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

BLOCKCHAIN HOLDINGS CAPITAL VENTURES, INC. (Formerly Southeastern Holdings, Inc.)

NOTES TO FINANCIAL STATEMENTS

As of December 31, 2018 and for the period from February 5, 2018 (Inception) Through December 31, 2018

NOTE 4: STOCKHOLDERS’ EQUITY (DEFICIENCY)

The Company has designated ten million (10,000,000) shares of its preferred stock, par value $0.001 as Class A Preferred Super Majority Voting Stock* (“Class A”). The Class A shares have the right to vote upon matters submitted to the holders of common stock, par value $0.0001 of the Company. Class A shares have a vote equal to the number of shares of common stock of the Company which would give the holders of the Class A shares a vote equal to sixty percent (60%) of the common stock. This vote shall be exercised pro-rata by the holders of the Class A. The Company shall have the right to redeem, in its sole and absolute discretion, at any time one (1) year after the date of issuance of such Class A shares, all or any portion of the shares of Class A at a price of one cent ($0.01) per share. On October 4, 2018, the Company issued a total of 7,000,000 Class A shares to its CEO and COO as stock-based compensation for services rendered. Subsequently, in April 2019, the Company filed an amended and restated certificate of designation, which restricts the CEO and COO from converting the 7,000,000 shares into common stock for 36 months from the issuance date.

The Company has not currently authorized a Class B designation of Preferred Stock.

The Company has designated ten million (10,000,000) shares of its preferred stock, par value $0.001 as Class C Convertible Preferred Non-Voting Stock* (“Class C”). Each share of Class C shall be convertible into five (5) shares of common stock. The holders of Class C shall be entitled to receive the same dividend as the holders of the common stock and such dividend shall be paid pro rata per share on a fully converted basis. The holders of Class C shall have piggyback registration rights. The Company shall have the right to redeem, in its sole and absolute discretion, at any time after five (5) years, all or any portion of the shares of Class C at a price of five dollars ($5.00) per share. The Class C shares shall be considered to have a junior liquidation preference to Class A shares and a senior dividend preference to Class A shares. On October 4, 2018, the Company issued a total of 7,000,000 Class C shares to its CEO and COO as stock-based compensation for services rendered.

*Upon the change in control discussed in note 1 to the financial statements, the Company discovered that all of its historical Preferred Stock classes were improperly filed with the State of Delaware and therefore legally null and void. The Company eliminated the outstanding Preferred Stock from the historical entity in the recapitalization accounting on August 23, 2018. The Class A and C shares above are governed by certificates of designation filed with the State of Delaware on September 17, 2018.

As of December 31, 2018, the Company was authorized to issue 150,000,000 shares of common stock. All common stock shares have full dividend and voting rights. However, it is not anticipated that the Company will be declaring dividends in the foreseeable future.

In connection with the acquisition on August 23, 2018, the Company recognized a reverse recapitalization totaling 138,355,000 (equivalent to 1,383,550 post-split) shares of common stock, which reflects all Southeastern Holdings, Inc. prior equity activity, and recognized the issuance of 300,000,000 (equivalent to 3,000,000 post-split) shares of common stock recorded at par value to effect the acquisition.

On August 29, 2018, the Company’s former CEO purchased 266,667 (equivalent to 2,667 post-split) common shares for $40,000.

On December 13, 2018, the Company announced a 100-for-1 reverse split of outstanding common shares. On December 27, 2018, the reverse split became effective, resulting in the outstanding common share pool being reduced from 438,621,667 shares to 4,386,217 common shares, resulting in a reclassification of $43,398 from the common stock’s par value to additional paid-in capital. At that time, the Company also reduced its authorized common shares from 450,000,000 to 150,000,000.

As of December 31, 2018, the Company had 4,386,217 (comparable to 438,621,667 pre-split) common shares outstanding.

As of December 31, 2018, 7,000,000 shares of Class A Preferred Stock and 7,000,000 shares of Class C Preferred Stock were issued and outstanding.

BLOCKCHAIN HOLDINGS CAPITAL VENTURES, INC. (Formerly Southeastern Holdings, Inc.)

NOTES TO FINANCIAL STATEMENTS

As of December 31, 2018 and for the period from February 5, 2018 (Inception) Through December 31, 2018

NOTE 5: RELATED PARTY TRANSACTIONS

During the period from February 5, 2018 (inception) through December 31, 2018, the Company paid consulting fees of $10,000 and $7,500 to its CEO and COO, respectively, and included these fees in general and administrative expenses. The Company accrued an additional $45,000 and $37,500 of consulting fees to the CEO and COO, respectively, resulting in $82,500 of accrued expenses as of December 31, 2018. The Company does not currently have consulting or employment agreements with these individuals, and as a result, these fees may fluctuate from time to time. While the Company believes these individuals were appropriately classified as contractors and has accordingly neither paid nor accrued payroll taxes, these payments may result in future tax liabilities should the Internal Revenue Service deem these individuals to be employees.

Equipment sales revenue during the period from February 5, 2018 (Inception) through December 31, 2018 included $6,450 of sales to the former CEO and $2,391 to the current CEO.

During the period from February 5, 2018 (Inception) through December 31, 2018, the Company paid the CEO’s company, Wannemacher Corporation., $5,612 of commissions on management and consulting revenue and paid the COO’s company, Omnivance Advisors, Inc. $4,829 of commissions on the same. The Company also paid out an estimated $3,464 ($1,732 to the CEO and $1,732 to the COO) in cryptocurrency as commission from the Company’s mining operations and included this in sales and marketing expense. These commissions are included in sales and marketing expense on the statement of operations.

During the period from February 5, 2018 (Inception) through December 31, 2018, the Company’s revenues and costs of goods sold included the following related party transactions:

	Management and Consulting Fees	Equipment Sales
Customer	February 5, 2018 (Inception) through December 31, 2018	February 5, 2018 (Inception) through December 31, 2018
ChineseInvestors.com, Inc. (1)	$18,954	$141,263
Paul Dickman (2)	-	6,450
Delray Wannemacher (3)	-	2,391
Total	$18,954	$150,104

(1) Paul Dickman, the Company’s former CEO was the CFO of ChineseInvestors.com, Inc. and was therefore deemed to exercise significant influence.

(2) Paul Dickman is the Company’s former CEO.

(3) Delray Wannemacher is the Company’s current CEO.

As of December 31, 2018, the Company was indebted to its CEO and COO for $82,500 of accrued consulting fees.

NOTE 6: INCOME TAX

The Company recorded no deferred income tax provision or benefit for the period from February 5, 2018 (Inception) through December 31, 2018, because the Company believes it is more likely than not that these will not be utilized in the near future due to net losses. The Company has generated no taxable income. The income tax provision (benefit) differs from the amount computed by applying the U.S. Federal income tax rate of 21% plus applicable state rates to the loss before income taxes due to the unrecognized benefit resulting from the Company’s valuation allowance, as well as due to nondeductible expenses. The Company’s blended tax rate of 21% currently consists of 21% for U.S. Federal income tax and 0% for Delaware state income taxes.

BLOCKCHAIN HOLDINGS CAPITAL VENTURES, INC. (Formerly Southeastern Holdings, Inc.)

NOTES TO FINANCIAL STATEMENTS

As of December 31, 2018 and for the period from February 5, 2018 (Inception) Through December 31, 2018

NOTE 7: CONCENTRATIONS, COMMITMENTS AND CONTINGENCIES

During the period from February 5, 2018 (Inception) through December 31, 2018, the Company identified the following concentrations among its customers, which it deems significant:

Concentration
Customer	February 5, 2018 (Inception) through December 31, 2018
Customer A (related party)	55%
Customer B	34%
Customer C	6%

NOTE 8: RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers” (Topic 606). This ASU supersedes the previous revenue recognition requirements in ASC Topic 605—Revenue Recognition and most industry-specific guidance throughout the ASC. The core principle within this ASU is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration expected to be received for those goods or services. In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers”, which deferred the effective date for ASU 2014-09 by one year to fiscal years beginning after December 15, 2017, while providing the option to early adopt for fiscal years beginning after December 15, 2016. Transition methods under ASU 2014-09 must be through either (i) retrospective application to each prior reporting period presented, or (ii) retrospective application with a cumulative effect adjustment at the date of initial application. The Company adopted this accounting policy, as outlined in Note 2, effective January 1, 2018.

BLOCKCHAIN HOLDINGS CAPITAL VENTURES, INC. (Formerly Southeastern Holdings, Inc.)

NOTES TO FINANCIAL STATEMENTS

As of December 31, 2018 and for the period from February 5, 2018 (Inception) Through December 31, 2018

In February 2016, the FASB issued ASU 2016-02, “Leases” (Topic 842). This ASU requires a lessee to recognize a right-of-use asset and a lease liability under most operating leases in its balance sheet. The ASU is effective for annual and interim periods beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company has adopted this policy beginning on January 1, 2019.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows” (Topic 230). This ASU is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. This ASU is effective for financial statements issued for fiscal years beginning after December 15, 2017. The adoption of ASU 2016-15 did not have a material impact on our financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting standards could have a material effect on the accompanying financial statements. As new accounting pronouncements are issued, we will adopt those that are applicable under the circumstances.

NOTE 9: SUBSEQUENT EVENTS

On March 7, 2019, the Company issued 540,000 shares of restricted stock to various consultants and advisors for services rendered.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Operating Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-K. Disclosure controls and procedures are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-K, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and is communicated to our management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our management concluded that, as of December 31, 2018, our disclosure controls and procedures were not effective.

Management’s Annual Report On Internal Control Over Financial Reporting

Our management, including the Chief Executive Officer and Chief Operating Officer, is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), is a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, as appropriate and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;
●	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and
●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use of disposition of our assets that could have a material effect on the financial statements.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. Based on this assessment, management believes that as of December 31, 2018, our internal control over financial reporting is not effective based on those criteria.

Specifically, management’s evaluation identified the following material weaknesses, which existed as of December 31, 2018:

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

Changes in Internal Control Over Financial Reporting

During our most recent fiscal quarter, there has been no change in our internal control over financial reporting (as defined in Rule 13a- 15(f) or 15d-15(f) under the Securities Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE DIRECTORS AND EXECUTIVE OFFICERS

BOARD OF DIRECTORS AND EXECUTIVE OFFICERS

Name	Age	Position	Term
Delray Wannemacher	45	CEO, Director	Annual
Daniel Wong	35	COO, Director	Annual

Our officers are elected by the board of directors at the first meeting after each annual meeting of our stockholders and hold office until their successors are duly elected and qualified under our bylaws.

The directors named above will serve until the next annual meeting of our stockholders. Thereafter, directors will be elected for one- year terms at the annual stockholders’ meeting. Officers will hold their positions at the pleasure of the board of directors absent any employment agreement. There is no arrangement or understanding between our directors and officers and any other person pursuant to which any director or officer was or is to be selected as a director or officer.

BIOGRAPHICAL INFORMATION

DELRAY WANNEMACHER, CHIEF EXECUTIVE OFFICER AND DIRECTOR SINCE AUGUST 23, 2018

Delray Wannemacher, CEO, sets the strategic vision for the national and global operations of the Company. Mr. Wannemacher has more than 25 years of experience in building successful exits for investors, and his efforts have helped to raise hundreds of millions of dollars for a variety of public and private companies. He has extensive experience working with shifting regulatory environments, fintech and engineering trends, and possesses a global vision on how to leverage both technology and physical assets in tandem to maximize growth while minimizing risk. He has had the opportunity to work with emerging growth companies from a wide array of sectors, including the fields of real estate, energy, solar projects, blockchain, resources, biotech, fintech, media, internet, software, finance, crowdfunding portals, communications, international investments, and trade.

Mr. Wannemacher has successfully built and sold two private companies of his own and has helped to take another public. He has an extensive background in technology and applied science, holding over a dozen certifications with Cisco, AT&T, and various others. Most of these were acquired while working for MCI, Internet Communications, and HSA, where he was an integration engineer and managed over 174 locations. He gained extensive knowledge in WAN (Cloud) and LAN infrastructure, as well as a deep familiarity with designing, implementing and maintaining network operation centers (NOC), data centers, disaster recovery solutions, storage solutions, security solutions, cloud solutions, and other related matters.

In addition to championing the vision for the Company, Mr. Wannemacher holds several board seats including one with The World Trade Center of Atlanta and ChineseInvestors.com, Inc. Mr. Wannemacher also holds an executive position as VP of Corporate Development with The World Trade Center of Atlanta.

DANIEL WONG, CHIEF OPERATION OFFICER AND DIRECTOR SINCE AUGUST 23, 2018

Daniel Wong, COO, brings his diverse business experience to drive the company and build long term shareholder value. He spent his early in the telecom space helping expand Verizon’s footprint across the Southern California area before broadening his skills in the capital markets and founding companies of his own. Mr. Wong launched a capital markets consulting firm where he worked with companies in the biotech, telecom, blockchain, fintech, entertainment, and resources industries. He assisted publicly traded micro-cap companies to expand their market reach by creating solid business structures and effective communication with their clients and investors. In addition, he also co-founded, a media company that reported on and interviewed leaders in the investment world from publicly traded and private companies in a variety of markets including emerging blockchain technologies. These interviews gave Mr. Wong access to top thought leaders in the industry and helped listeners comprehend complicated investment scenarios. In 2018, he co-founded Blockchain Holdings, LLC that was soon after acquired by Blockchain Holdings Capital Ventures, Inc. As COO and Board Member for BHCV, Mr. Wong’s primary focus is to grow the company’s marketplace share using his expertise in blockchain technology, digital asset management, investment growth strategies, and customer and investor relations. His experience in launching multiple companies and assisting a variety of client companies to expand their market reach gives Mr. Wong the unique ability to make BHCV a leader in an emerging industry with unlimited potential.

CONFLICTS OF INTEREST – GENERAL.

Our directors and officers are, or may become, in their individual capacities, officers, directors, controlling shareholder and/or partners of other entities engaged in a variety of businesses. Thus, there exist potential conflicts of interest including, among other things, time, efforts and corporation opportunity, involved in participation with such other business entities. While the officers and directors of our business are engaged full time in our business activities, the amount of time they devote to other business may be up to approximately 10 hours per week.

CONFLICTS OF INTEREST – CORPORATE OPPORTUNITIES

Certain of our officers and directors may be directors and/or principal stockholders of other companies and, therefore, could face conflicts of interest with respect to potential acquisitions. In addition, our officers and directors may in the future participate in business ventures, which could be deemed to compete directly with us. Additional conflicts of interest and non-arms length transactions may also arise in the future in the event our officers or directors are involved in the management of any firm with which we transact business. Our Board of Directors currently has no policy in place to address such possibilities.

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

ITEM 11. EXECUTIVE COMPENSATION

Name & Position	Year	Contract Payments ($)		Bonus ($)	Stock Awards ($)		Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Delray Wannemacher CEO	2018	$10,000	(1)	$-	$17,038	(2)	$-	$-	$-	$-	$29,056
Daniel Wong COO	2018	$7,500	(1)	$-	$12,779	(2)	$-	$-	$-	$-	$22,297

(1)	Mr. Wannemacher and Mr. Wong have no written contracts or employment agreements with the Company. The Company paid cash amounts of $10,000 to Mr. Wannemacher and $7,500 to Mr. Wong on September 18, 2018 for services rendered.

(2)	In October 2018, the Company issued 4,000,000 and 3,000,000 of Class A Supermajority Voting Preferred Stock and 4,000,000 and 3,000,000 shares of its Class C Preferred Stock to Mr. Wannemacher and Mr. Wong, respectively. Since there was no active market for any class of the Company’s stock, the Company determined that the fair market value of the Class A shares to be $26,317 based on voting powers equal to 60% of the then-outstanding common stock at par value. The Company further deemed the value of the Class C shares to be $3,500 based on the assumption that these shares were equivalent to 35,000,000 shares of common stock at $0.0001 par value, based on the conversion rights of that class. The Company immediately recorded the values in their entirety as compensation expense under ASC 718, since the shares were fully vested and had no required service period.

EMPLOYMENT AND CONSULTING AGREEMENTS

There is no current compensation arrangement with our key officers.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

There are currently no employment contracts, compensatory plans or arrangements, including payments to be received from us, with respect to any of our directors or executive officers which would in any way result in payments to any such person because of his or her resignation, retirement or other termination of employment with us. The aforementioned consulting agreements do not provide for payments to be made as a result of any change in control of us, or a change in the person’s responsibilities following such a change in control.

DIRECTOR COMPENSATION

All of the Company’s officers and/or directors will continue to be active in other companies. All officers and directors have retained the right to conduct their own independent business interests.

The Company does not pay any Directors fees for meeting attendance.

(1)	The Company’s directors are also its key executives. They do not currently receive separate compensation for their director roles.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

There are no outstanding equity awards held by the Chief Executive Officer, Chief Operating Officer or the Company’s most highly compensated executive officers for period from February 5, 2018 (Inception) through December 31, 2018 (the “Named Executive Officers”).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following tables set forth certain information regarding beneficial ownership of our common stock, as of April 8, 2019, by:

●	each person who is known by Blockchain Holdings Capital Ventures, Inc. to own beneficially more than 5% of the Company’s outstanding common stock,
●	each of the Company’s named executive officers and directors, and
●	all executive officers and directors as a group.

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

OFFICERS AND DIRECTORS

Title of Class	Name of Beneficial Owner (1)	Amount and Nature of Beneficial Owner		Percent of Class (2)
Common shares	Delray Wannemacher, CEO and Director	1,000,000	(2)	42.1	%(3)
Common shares	Daniel Wong, COO and Director	1,000,000	(4)	34.1	%(5)
Common shares	All Directors and Executive Officers as a Group (2 persons)	2,000,000		76.2%

(1)	The address of each person listed above, unless otherwise indicated, is 3550 Lenox Road NE. 21st Floor Atlanta GA 30326
(2)	This number includes 1,000,000 shares of Common Stock owned by Wannemacher Corp., a company controlled by Mr. Wannemacher.
(3)	This percentage is based upon 4,926,217 shares issued and outstanding on a fully diluted basis and takes into account that holders of Common Stock only have 40% of the voting power due to the Class A Preferred Super Majority Voting Stock (“Class A”) and that as a holder of Class A, Mr. Wannemacher has an additional voting power of 34%.
(4)	This number includes 1,000,000 shares of Common Stock owned by Omnivance Advisors, Inc., a company controlled by Mr. Wong.
(5)	This percentage is based upon 4,926,217 shares issued and outstanding on a fully diluted basis and takes into account that holders of Common Stock only have 40% of the voting power due to the Class A and that as a holder of Class A, Mr. Wong has an additional voting power of 26%.

GREATER THAN 5% STOCKHOLDERS

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class (1)
Common shares	Wannemacher Corp	1,000,000	20.3%
Common shares	Omnivance Advisors, Inc.	1,000,000	20.3%
Common shares	Wingspan Ventures, Inc.	1,000,000	8.1%
Common shares	Paul D. Dickman	1,153,534	9.4%

(1)	Based upon 4,926,217 shares issued and outstanding on a fully diluted basis. Also takes into account that holders of Common Stock only have 40% of the voting power due to the Class A.

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

No shareholder meetings were held in the last fiscal year.

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

There is no current compensation arrangement with our key officers.

Director Independence

Our board of directors undertook its annual review of the independence of the directors and considered whether any director had a material relationship with us or our management that could compromise his ability to exercise independent judgment in carrying out his responsibilities. As a result of this review, the board of directors determined that the directors are not independent, as such term is used under the rules and regulations of the Securities and Exchange Commission. Delray Wannemacher, as Chief Executive Officer of the Company, and Daniel Wong, as Chief Operating Officer, are not considered to be “independent.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

GENERAL. TURNER, STONE & COMPANY, L.L.P. (“TURNER, STONE & COMPANY”) is the Company’s independent registered public accounting firm. The Company’s Board of Directors has considered whether the provisions of audit services are compatible with maintaining TURNER, STONE & COMPANY’s independence. The engagement of our independent registered public accounting firm was approved by our board of directors functioning as our audit committee prior to the start of the audit of our consolidated financial statements for the year ended December 31, 2018.

The following table represents aggregate fees billed to the Company for the years ended December 31, 2018 and 2017.

	Year Ended December 31,
	2018	2017
Audit Fees	$5,000	$12,960
Audit-related Fees	–	–
Tax Fees	$-	$3,000
All Other Fees	$0	$–
Total Fees	$5,000	$15,960
All audit work was performed by the auditor’s full time employees.
The Company’s prior auditor, BF Borgers CPA PC billed $15,960 in fees for the year ended December 31, 2017.

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

BLOCKCHAIN HOLDINGS CAPITAL VENTURES, INC.

Date: April 10, 2019

	By:	/s/ Delray Wannemacher
Delray Wannemacher, CEO

In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

BLOCKCHAIN HOLDINGS CAPITAL VENTURES, INC.

Dated: April 10, 2019

	By:	/s/ Daniel Wong
Daniel Wong, CEO
Acting Principal Financial Officer

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

Our financials are set forth herein and access is given to all shareholders to our filing via our website. No other annual report has been sent to shareholders and no proxy statements have been sent to 10 or more security holders in the past fiscal year.

