Form 10-Q
period 2019-03-31
Blockchain Holdings Capital Ventures, Inc.
filed 2019-05-13
CIK 1614826

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

3550 Lenox Road NE. 21st Floor Atlanta GA 30326

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

As of May 13, 2019, there were outstanding 5,501,417 shares of our common stock, par value $0.0001 per share, 7,000,000 shares of the Company’s Class A Super Voting preferred stock, par value $0.001 per share, and 7,000,000 shares of the Company’s Class C preferred stock, par value $0.001 per share

BLOCKCHAIN HOLDINGS CAPITAL VENTURES, INC.

FORM 10-Q for the Quarter Ended March 31, 2019

2

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Blockchain Holdings Capital Ventures, Inc. (Formerly Southeastern Holdings, Inc.)

A Delaware Corporation

Financial Statements

As of March 31, 2019 (Unaudited) and for the Three Months Then Ended (Unaudited)

3

Blockchain Holdings Capital Ventures, Inc. (Formerly Southeastern Holdings, Inc.)

BLOCKCHAIN HOLDINGS CAPITAL VENTURES, INC. (Formerly Southeastern Holdings, Inc.)

BALANCE SHEETS

	As of
	March 31, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$275	$6,293
Total Current Assets	275	6,293

TOTAL ASSETS	$275	$6,293

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities:
Accounts payable	$117,706	$109,572
Accrued compensation - related party	82,500	82,500
Advances from related parties	5,037	-
Accrued expenses	2,291	1,914
Total Current Liabilities	207,534	193,986

Total Liabilities	207,534	193,986

Commitments and Contingencies (Note 6)	-	-

Stockholders’ Deficiency:
Class A super majority voting preferred stock, $0.001 par value; 10,000,000 shares authorized, 7,000,000 issued and outstanding with liquidation preference of $26,317 as of each, March 31, 2019 and December 31, 2018.	26,317	26,317
Class C convertible preferred non-voting stock, $0.001 par value, 10,000,000 shares authorized, 7,000,000 issued and outstanding with liquidation preference of $3,500 as of each, March 31, 2019 and December 31, 2018.	3,500	3,500
Common stock, $0.0001 par value; 150,000,000 shares authorized, 5,301,217 and 4,386,217 issued and outstanding as of March 31, 2019 and December 31, 2018, respectively.	530	438
Additional paid-in capital	40,000	40,000
Accumulated deficit	(277,606)	(257,948)
Total Stockholders’ Deficiency	(207,259)	(187,693)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$275	$6,293

See accompanying notes, which are an integral part of these financial statements.

BLOCKCHAIN HOLDINGS CAPITAL VENTURES, INC. (Formerly Southeastern Holdings, Inc.)

STATEMENTS OF OPERATIONS

	Three Months Ended March 31, 2019	Period from February 5, 2018 (inception) Through March 31, 2018
	(Unaudited)	(Unaudited)
Revenues:
Equipment sales - related party	$-	$150,104
Consulting and management fee revenue - related party	-	18,954
Mining commission revenue - related party	-	398
Total Revenue	-	169,456

Cost of goods sold - related party	-	(136,071)
Total Cost of Goods Sold	-	(136,071)

Gross Margin	-	33,385

Operating Expenses:
Sales and marketing	3,583	1,247
General and administrative	16,075	2,018
Impairment of long-lived assets	-	26,550
Total Operating Expenses	19,658	29,815

Income/(Loss) from operations	(19,658)	3,570

Other Income and Expense
Total Other Income (Expense)	-	-

Net Income/(Loss)	$(19,658)	$3,570

Net Income/(Loss) per share (basic and diluted)	$(0.00)	$0.01

Weighted average number of common shares outstanding (basic and diluted)	4,748,884	401,139

See accompanying notes, which are an integral part of these financial statements.

BLOCKCHAIN HOLDINGS CAPITAL VENTURES, INC. (Formerly Southeastern Holdings, Inc.)

STATEMENTS OF CASH FLOWS

	Three Months Ended March 31, 2019	Period from February 5, 2018 (inception) Through March 31, 2018
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net Income/(Loss)	$(19,658)	$3,570
Adjustments to reconcile net income/(loss) to net cash (used for) operating activities:
Stock-based compensation	92	-
Impairment of long-lived assets	-	26,550
Changes in operating assets and liabilities:
Change in accounts payable	8,134	-
Change in accrued expenses	377	-
Net Cash Provided by/(Used in) Operating Activities	(11,055)	30,120

Cash Flows from Investing Activities
Purchase of property and equipment	-	(26,550)
Net Cash Used in Investing Activities	-	(26,550)

Cash Flows from Financing Activities
Advances from related parties	5,037	-
Net Cash Provided by Financing Activities	5,037	-

Net Change In Cash	(6,018)	3,570

Cash at Beginning of Period	6,293	-
Cash at End of Period	$275	$3,570

See accompanying notes, which are an integral part of these financial statements.

BLOCKCHAIN HOLDINGS CAPITAL VENTURES, INC. (Formerly Southeastern Holdings, Inc.)

STATEMENT OF STOCKHOLDERS’ DEFICIENCY

For the Three Months Ended March 31, 2019 (Unaudited)

	Common Stock			Class A Preferred		Class C Convertible Preferred		Additional
	Shares							Paid-in	Accumulated	Stockholders’
	Pre-Split	Post-Split	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficiency

Balance, December 31, 2018	438,621,667	4,386,217	$438	7,000,000	$26,317	7,000,000	$3,500	$40,000	$(257,948)	$(187,693)
Issuance of common stock for compensation	91,500,000	915,000	92					-		92
Net loss									(19,658)	(19,658)
Balance, March 31, 2019	530,121,667	5,301,217	$530	7,000,000	$26,317	7,000,000	$3,500	$40,000	$(277,606)	$(207,259)

See accompanying notes, which are an integral part of these financial statements.

BLOCKCHAIN HOLDINGS CAPITAL VENTURES, INC. (Formerly Southeastern Holdings, Inc.)

STATEMENT OF STOCKHOLDERS’ DEFICIENCY

For the Three Months Ended March 31, 2018 (Unaudited)

	Common Stock			Class A Preferred		Class C Convertible Preferred		Additional
	Shares							Paid-in	Accumulated	Stockholders’
	Pre-Split	Post-Split	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficiency

Balance, December 31, 2017	40,000,000	400,000	$40	10,000,000	$1,000	-	$-	$4,761	$(49,259)	$(43,458)
Issuance of common stock for compensation (pre-reverse recapitalization)	125,000	1,250	-					-		-
Net income									3,570	3,570
Balance, March 31, 2018	40,125,000	401,250	$40	10,000,000	$1,000	-	$-	$4,761	$(45,689)	$(39,888)

See accompanying notes, which are an integral part of these financial statements.

BLOCKCHAIN HOLDINGS CAPITAL VENTURES, INC. (Formerly Southeastern Holdings, Inc.)

NOTES TO FINANCIAL STATEMENTS

As of March 31, 2019 (Unaudited) and for the Three Months then Ended (Unaudited)

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

On August 30, 2018 the Company changed its name to Blockchain Holdings Capital Ventures, Inc.

Business description

Blockchain Holdings Capital Ventures, Inc is a public company that is focused on finding, building, vetting and acquiring assets in support of the high growth associated with computing demands including the blockchain space. The Company’s main purpose is to provide a safe, transparent diversified investment vehicle for investors to participate in the very exciting space while managing the risk over a diversified portfolio of assets. The Company’s asset backed cash flowing model will include assets globally but will begin in the United States to ensure a more stable and predictable growth curve.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and the interim reporting rules of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s latest Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments (unless otherwise indicated), necessary for a fair presentation of the financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

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

Cash Equivalents and Concentration of Cash Balance

The Company considers all highly liquid securities with an original maturity of less than three months to be cash equivalents. The Company’s cash and cash equivalents in bank deposit accounts, at times, may exceed federally insured limits. As of March 31, 2019 and December 31, 2018, the Company’s cash balances did not exceed federally insured limits.

BLOCKCHAIN HOLDINGS CAPITAL VENTURES, INC. (Formerly Southeastern Holdings, Inc.)

NOTES TO FINANCIAL STATEMENTS

As of March 31, 2019 (Unaudited) and for the Three Months then Ended (Unaudited)

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

Revenue Recognition

The Company recognizes revenue under ASC 606, using the following five-step model, which requires that the Company: (1) identify a contract with the customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to performance obligations and (5) recognize revenue as performance obligations are satisfied. The Company’s revenue streams historically consisted of three components:

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

While the Company generated early revenue from the aforementioned sources, the Company has shifted its focus to finding, building, vetting and acquiring assets to support computing demands including the blockchain space and is not currently pursuing operations that historically have generated revenue. There can be no assurances that these efforts will generate future revenue.

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

In February and March 2019, the Company granted advisors and consultants 915,000 shares of common stock in connection with services provided. 875,000 of these shares vested immediately, and the remaining 40,000 vests at a rate of 4,500 per quarter beginning in the second quarter of 2019, with 10,000 shares due upon closing a financing and 16,500 due in the first quarter of 2020. The Company recognized stock-based compensation expense of $92 during the three months ended March 31, 2019.

BLOCKCHAIN HOLDINGS CAPITAL VENTURES, INC. (Formerly Southeastern Holdings, Inc.)

NOTES TO FINANCIAL STATEMENTS

As of March 31, 2019 (Unaudited) and for the Three Months then Ended (Unaudited)

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

NOTE 3: GOING CONCERN

As shown in the accompanying financial statements as of March 31, 2019, the Company had $275 of cash, as compared to total current liabilities of $207,534, has incurred substantial operating losses, and had an accumulated deficit of $277,606. Furthermore, the Company’s revenue history has been limited and unstable, and there can be no assurances of future revenues.

Given these factors, the Company is dependent on financing from outside parties, and management intends to pursue outside capital through debt and equity vehicles. There is no assurance that these efforts will materialize or be successful or sufficient to fund operations and meet obligations as they come due.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, however, the above conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

NOTE 4: STOCKHOLDERS’ DEFICIENCY

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

BLOCKCHAIN HOLDINGS CAPITAL VENTURES, INC. (Formerly Southeastern Holdings, Inc.)

NOTES TO FINANCIAL STATEMENTS

As of March 31, 2019 (Unaudited) and for the Three Months then Ended (Unaudited)

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

As of March 31, 2019, the Company was authorized to issue 150,000,000 shares of common stock. All common stock shares have full dividend and voting rights. However, it is not anticipated that the Company will be declaring dividends in the foreseeable future.

As of March 31, 2019, the Company had 5,301,217 common shares outstanding.

As of March 31, 2019, 7,000,000 shares of Class A Preferred Stock and 7,000,000 shares of Class C Preferred Stock were issued and outstanding.

NOTE 5: RELATED PARTY TRANSACTIONS

As of March 31, 2019 and December 31, 2018, accrued consulting fees due to the CEO and COO totaled $82,500 and $82,500, respectively.

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

During the three months ended March 31, 2019, the Company’s CEO advanced $3,722, and the COO advanced $1,315 to fund operations. These advances bear no interest, are unsecured, and are due on demand.

During the period from February 5, 2018 (Inception) through March 31, 2018, The Company paid out an estimated $398 in cryptocurrency as commissions to its CEO and COO from the Company’s mining operations and included this in sales and marketing expense. These commissions are included in sales and marketing expense on the statement of operations.

BLOCKCHAIN HOLDINGS CAPITAL VENTURES, INC. (Formerly Southeastern Holdings, Inc.)

NOTES TO FINANCIAL STATEMENTS

As of March 31, 2019 (Unaudited) and for the Three Months then Ended (Unaudited)

During the period from February 5, 2018 (Inception) through March 31, 2018, the Company’s revenues and costs of goods sold included the following related party transactions:

	Management and Consulting Fees	Equipment Sales	Mining Commissions
Customer	February 5, 2018 (Inception) through March 31, 2018	February 5, 2018 (Inception) through March 31, 2018	February 5, 2018 (Inception) through March 31, 2018
ChineseInvestors.com, Inc. (1)	$18,954	$141,263	$398
Paul Dickman (2)	-	2,391	-
Delray Wannemacher (3)	-	6,450	-
Total related party revenue	$18,954	$150,104	$398
Cost of goods sold	-	(136,071)	-
Gross margin	$18,954	$14,033	$398

(1) Paul Dickman, the Company’s former CEO, is the CFO of ChineseInvestors.com, Inc. and is therefore deemed to exercise significant influence.
(2) Paul Dickman is the Company’s former CEO.
(3) Delray Wannemacher is the Company’s current CEO.

NOTE 6: CONCENTRATIONS, COMMITMENTS AND CONTINGENCIES

During the period from February 5, 2018 (Inception) through March 31, 2018, the Company identified a 95% concentration in overall revenue from one customer, which concentration it deemed significant. The Company identified no significant concentrations for the three months ended March 31, 2019.

NOTE 7: RECENT ACCOUNTING PRONOUNCEMENTS

In February 2016, the FASB issued ASU 2016-02, “Leases” (Topic 842). This ASU requires a lessee to recognize a right-of-use asset and a lease liability under most operating leases in its balance sheet. The ASU is effective for annual and interim periods beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company has adopted this accounting policy on January 1, 2019 and has determined that it currently does not impact the Company’s financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards could have a material effect on the accompanying financial statements. As new accounting pronouncements are issued, we will adopt those that are applicable under the circumstances.

NOTE 8: SUBSEQUENT EVENTS

On April 19, 2019, the Company entered into an agreement with a professional services provider, which called for the issuance of 200,000 shares of common stock as compensation.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are subject to risks and uncertainties and are based on the beliefs and assumptions of management and information currently available to management. The use of words such as “believes”, “expects”, “anticipates”, “intends”, “plans”, “estimates”, “should”, “likely” or similar expressions, indicates a forward-looking statement. In connection with, and because we desire to take advantage of, the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on our behalf. We disclaim any obligation to update forward-looking statements.

The identification in this report of factors that may affect our future performance and the accuracy of forward-looking statements is meant to be illustrative and by no means exhaustive. All forward-looking statements should be evaluated with the understanding of their inherent uncertainty.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our unaudited financial statements and notes thereto included herein.

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

As of March 31, 2019, we had approximately $275 in cash on hand. Our current monthly cash burn rate is approximately $35,000, and it is expected that burn rate will continue and is expected to continue at $35,000 until significant additional capital is raised and our marketing plan is executed. Our trade creditors may call debts at any time, and our cash reserves would not be sufficient to satisfy all balances. We are currently dependent on minimal expenses to be covered by a loan or other cash infusion from the Company’s CEO and Director Delray Wannamaker, and COO and Director, Daniel Wong. There is no guarantee that this cash infusion will continue to be made.

Operating results for the three months ended March 31, 2019 and for the period from February 5, 2018 (Inception) through March 31, 2018:

For the three months ended March 31, 2019, the Company generated revenues of $0 from operations, compared to $169,456 for the period from February 5, 2018 (Inception) through March 31, 2018, a decrease of $169,456 or 100%. The decrease in revenues were a result of isolated non-recurring sales during the period and a subsequent shift in the Company’s business plans.

For the three months ended March 31, 2019, costs of net revenues were $0, compared to $136,071 for the period from February 5, 2018 (Inception) through March 31, 2018, a decrease of $136,071 or 100%. The decrease in costs was directly attributable to a lack of revenues for the three months ended March 31, 2019.

As a result of the changes in revenues and cost of net revenues discussed above, the Company’s gross profit decreased from $33,385, or 20% of revenue, for the period from February 5, 2018 (Inception) through March 31, 2018 to $0, or 0% of revenue for the three months ended March 31, 2019.

For the three months ended March 31, 2019, selling, general and administrative expenses were $19,658, compared to $3,265 during the period from February 5, 2018 (Inception) through March 31, 2018, an increase of $16,393, or 502%. The increase in these expenses are attributable to increased legal, accounting and other professional fees.

During the three months ended March 31, 2019, the Company recognized $0 of impairment expense and $26,550 during the period from February 5, 2018 (Inception) through March 31, 2018, as a result of equipment that was deemed worthless.

As a result of the changes in revenues, costs and expenses, the Company incurred a net loss of $19,658 for the three months ended March 31, 2019, compared to net income of $3,570 for the period from February 5, 2018 (Inception) through March 31, 2018, a change of $23,228, or 651%.

The future trends of all expenses are expected to be primarily driven by the Company’s ability to execute its business plans. Furthermore, the Company’s ability to continue to fund operating expenses will depend on its ability to raise capital. There can be no assurance that the Company will be successful in doing so.

Liquidity and Capital Resources

The Company’s cash position at March 31, 2019 decreased by $6,018 to $275, as compared to a balance of $6,293, as of December 31, 2018. The net decrease in cash for the three months ended March 31, 2019 was attributable to net cash used in operating activities of $11,055, offset by net cash provided by financing activities of $5,037.

As of March 31, 2019, the Company had a deficit in working capital of $207,259 compared to a deficit in working capital of $187,693, at December 31, 2018, representing a decrease in working capital of $19,566, attributable to cash used in operations and increased liabilities as a result of additional accrued professional fees.

Net cash used in operating activities of $11,055 during the three months ended March 31, 2019, as compared to net cash provided by operating activities during the period from February 5, 2018 (Inception) through March 31, 2018 of $30,120, was primarily attributable to a significant net loss, which was offset by stock-based compensation and decreases in accounts payable and accrued liabilities.

Net cash used by investing activities of $0 for the three months ended March 31, 2019 decreased by $26,550 from $26,550 of cash used by investing activities for the period from February 5, 2018 (Inception) through March 31, 2018. This is attributable to the Company making no purchases meeting the fixed asset capitalization threshold during the three months ended March 31, 2019.

Net cash provided by financing activities of $5,037 during the three months ended March 31, 2019 increased by $5,037, as compared to $0 during the period from February 5, 2018 (Inception) through March 31, 2018. The difference was a result of advances from related parties during the three months ended March 31, 2019.

As reported in the accompanying consolidated financial statements, for the three months ended March 31, 2019 and for the period from February 5, 2018 (Inception) through March 31, 2018, the Company incurred net losses of $19,658 and net income of $3,570, respectively. The Company produced revenues during the 2018 period and did not produce revenues during the 2019 period. The Company’s ability to continue as a going concern is dependent upon its ability to generate additional revenue, reach consistent profitability and raise additional capital. To date, the Company has raised funds from related party advances and the sale of common stock to its former CEO. It intends to finance its future operating activities and its working capital needs largely from proceeds from the sale of equity securities, if any. The sale of equity and entry into other future financing arrangements may result in dilution to stockholders and those securities may have rights senior to those of common shares. If the Company raises additional funds through the issuance of convertible notes or other debt financing, these activities or other debt could contain covenants that would restrict the Company’s operations. Any other third-party funding arrangements could require the Company to relinquish valuable rights. The Company will require additional capital beyond its currently anticipated needs. Additional capital, if available, may not be available on reasonable terms or at all.

While the Company has historically generated revenues, it has not generated any revenues or profits from its current operations. The Company expects to continue to incur operating losses as it incurs professional fees and other expenses related to implementing its business plan. The future trends of all expenses are expected to be primarily driven by the Company’s ability to execute its business plans and continue to generate revenue. Furthermore, the Company’s ability to continue to fund operating expenses will depend on its ability to raise capital. There can be no assurance that the Company will be successful in doing so.

Financial Condition

The Company’s total assets as of March 31, 2019 and December 31, 2018 were $275 and $6,293, respectively, representing a decrease of $6,018, or 96%. Total liabilities as of March 31, 2019 and December 31, 2018 were $207,534 and $193,986, respectively, for an increase of $13,548, or 7%. The significant change in the Company’s financial condition is attributable to cash burn from operations and increases in accounts payable and accrued expenses. As a result of these transactions, the Company’s cash position decreased from $6,293 to $275 during the three months ended March 31, 2019.

Off-Balance Sheet Arrangements

We have made no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not required for smaller reporting companies.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Operating Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Disclosure controls and procedures are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-Q, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and is communicated to our management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our management concluded that, as of March 31, 2019, our disclosure controls and procedures were not effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2019 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II

Item 1. Legal Proceedings.

The Company is not a party to any legal proceeding that it believes will have a material adverse effect upon its business or financial position.

Item 1A. Risk Factors.

Not required for smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the period from January 1, 2019 through March 31, 2019, the Company issued the following unregistered securities.

On February 14, 2019, the Company agreed to issue 100,000 shares of common stock to Nancy Madland in exchange for services rendered to the Company.

On February 15, 2019, the Company agreed to issue 125,000 shares of common stock to Fisher Herman Construction, LLC in exchange for execution of a 24-month service contract with the Company. The agreement calls for 375,000 future shares to be issued over the term of the contract, so long as the contract is in full force and effect, consisting of (i) 50,000 shares every 90 days and (ii) 75,000 shares due upon completion of the contract.

On February 15, 2019, the Company agreed to issue 200,000 shares of common stock to Thomas Friend in exchange for services to be rendered to the Company.

On February 28, 2019, the Company agreed to issue 40,000 shares of common stock to Paul Manos in exchange for services rendered.

On March 1, 2019, the Company issued 200,000 shares of common stock to Doug Zook in exchange for services rendered.

On March 1, 2019, the Company issued 200,000 shares of common stock to Patrick Scheetz in exchange for services rendered.

On March 19, 2019, the Company agreed to issue 50,000 shares of common stock to Kyle Sledge in exchange for services to be rendered to the Company.

The Company generated no proceeds from these transactions.

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

Blockchain Holdings Capital Ventures, Inc.

Date: May 13, 2019	By:	/s/ Delray Wannemacher
Delray Wannemacher, CEO

Date: May 13, 2019	By:	/s/ Daniel Wong
Daniel Wong, COO &
Acting Principal Financial Officer

