Form 10-Q
period 2019-06-30
Blockchain Holdings Capital Ventures, Inc.
filed 2019-08-13
CIK 1614826

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of August 13, 2019, there were outstanding 5,551,217 shares of our common stock, par value $0.0001 per share, 7,000,000 shares of the Company’s Class A Super Voting preferred stock, par value $0.001 per share, and 7,000,000 shares of the Company’s Class C preferred stock, par value $0.001 per share

BLOCKCHAIN HOLDINGS CAPITAL VENTURES, INC.

FORM 10-Q for the Quarter Ended June 30, 2019

2

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Blockchain Holdings Capital Ventures, Inc. (Formerly Southeastern Holdings, Inc.)

A Delaware Corporation

Financial Statements

As of June 30, 2019 (Unaudited) and for the Three and Six Months Then Ended (Unaudited)

3

Blockchain Holdings Capital Ventures, Inc. (Formerly Southeastern Holdings, Inc.)

BLOCKCHAIN HOLDINGS CAPITAL VENTURES, INC. (Formerly Southeastern Holdings, Inc.)

BALANCE SHEETS

	As of
	June 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$15,295	$6,293
Total Current Assets	15,295	6,293

TOTAL ASSETS	$15,295	$6,293

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities:
Accounts payable	$165,113	$109,572
Convertible notes payable, short-term	100,000	-
Accrued compensation - related party	20,000	82,500
Advances from related parties	8,559	-
Accrued expenses	4,082	1,914
Total Current Liabilities	297,754	193,986

Total Liabilities	297,754	193,986

Commitments and Contingencies (Note 7)	-	-

Stockholders’ Deficiency:
Class A super majority voting preferred stock, $0.001 par value; 10,000,000 shares authorized, 7,000,000 issued and outstanding with liquidation preference of $26,317 as of each, June 30, 2019 and December 31, 2018.	26,317	26,317
Class C convertible preferred non-voting stock, $0.001 par value, 10,000,000 shares authorized, 7,000,000 issued and outstanding with liquidation preference of $3,500 as of each, June 30, 2019 and December 31, 2018.	3,500	3,500
Common stock, $0.0001 par value; 150,000,000 shares authorized, 5,551,217 and 4,386,217 issued and outstanding as of June 30, 2019 and December 31, 2018, respectively.	555	438
Additional paid-in capital	40,000	40,000
Accumulated deficit	(352,831)	(257,948)
Total Stockholders’ Deficiency	(282,459)	(187,693)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$15,295	$6,293

See accompanying notes, which are an integral part of these financial statements.

BLOCKCHAIN HOLDINGS CAPITAL VENTURES, INC. (Formerly Southeastern Holdings, Inc.)

STATEMENTS OF OPERATIONS

	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018	Six Months Ended June 30, 2019	Period from February 5, 2018 (inception) Through June 30, 2018
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues:
Equipment sales - related party	$-	$-	$-	$150,104
Consulting and management fee revenue - related party	-	-	-	18,954
Equipment sales	-	70,700	-	70,700
Consulting and management fee revenue	-	44,380	-	44,380
Mining commission revenue - related party	-	2,990	-	3,388
Total Revenue	-	118,070	-	287,526

Cost of goods sold - related party	-	(82,500)	-	(218,571)
Total Cost of Goods Sold	-	(82,500)	-	(218,571)

Gross Margin	-	35,570	-	68,955

Operating Expenses:
Sales and marketing	9,788	34,087	13,370	35,333
General and administrative	61,405	2,683	77,019	4,701
Impairment of long-lived assets	-	-	-	26,550
Total Operating Expenses	71,193	36,770	90,389	66,584

Income/(Loss) from operations	(71,193)	(1,200)	(90,389)	2,371

Other Income and Expense
Interest expense	(4,034)	-	(4,494)	-
Total Other Income (Expense)	(4,034)	-	(4,494)	-

Net Income/(Loss)	$(75,227)	$(1,200)	$(94,883)	$2,371

Net Income/(Loss) per share (basic and diluted)	$(0.01)	$(0.00)	$(0.02)	$0.01

Weighted average number of common shares outstanding (basic and diluted)	5,477,591	401,250	5,115,250	401,195

See accompanying notes, which are an integral part of these financial statements.

BLOCKCHAIN HOLDINGS CAPITAL VENTURES, INC. (Formerly Southeastern Holdings, Inc.)

STATEMENTS OF CASH FLOWS

	Six Months Ended June 30, 2019	Period from February 5, 2018 (inception) Through June 30, 2018
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net Income/(Loss)	$(94,883)	$2,371
Adjustments to reconcile net income/(loss) to net cash (used for) operating activities:
Stock-based compensation	117	-
Impairment of long-lived assets	-	26,550
Changes in operating assets and liabilities:
Change in accounts payable	55,541	-
Change in accrued compensation - related party	(62,500)	-
Change in accrued expenses	2,168	-
Net Cash Provided by/(Used in) Operating Activities	(99,557)	28,921

Cash Flows from Investing Activities
Purchase of property and equipment	-	(26,550)
Net Cash Used in Investing Activities	-	(26,550)

Cash Flows from Financing Activities
Advances from related parties	8,559	-
Proceeds from issuance of short-term convertible debt	100,000
Net Cash Provided by Financing Activities	108,559	-

Net Change In Cash	9,002	2,371

Cash at Beginning of Period	6,293	-
Cash at End of Period	$15,295	$2,371

See accompanying notes, which are an integral part of these financial statements.

BLOCKCHAIN HOLDINGS CAPITAL VENTURES, INC. (Formerly Southeastern Holdings, Inc.)

STATEMENT OF STOCKHOLDERS’ DEFICIENCY

For the Six Months Ended June 30, 2019 (Unaudited)

	Common Stock			Class A Preferred		Class C Convertible Preferred		Additional
	Shares							Paid-in	Accumulated	Stockholders'
	Pre-Split	Post-Split	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficiency

Balance, December 31, 2018	438,621,667	4,386,217	$438	7,000,000	$26,317	7,000,000	$3,500	$40,000	$(257,948)	$(187,693)
Issuance of common stock for compensation	116,500,000	1,165,000	117					-		117
Net loss									(94,883)	(94,883)
Balance, June 30, 2019	555,121,667	5,551,217	$555	7,000,000	$26,317	7,000,000	$3,500	$40,000	$(352,831)	$(282,459)

See accompanying notes, which are an integral part of these financial statements.

BLOCKCHAIN HOLDINGS CAPITAL VENTURES, INC. (Formerly Southeastern Holdings, Inc.)

STATEMENT OF STOCKHOLDERS’ DEFICIENCY

For the Six Months Ended June 30, 2018 (Unaudited)

	Common Stock			Class A Preferred		Class C Convertible Preferred		Additional
	Shares							Paid-in	Accumulated	Stockholders'
	Pre-Split	Post-Split	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficiency

Balance, December 31, 2017	40,000,000	400,000	$40	10,000,000	$1,000	-	$-	$4,761	$(49,259)	$(43,458)
Issuance of common stock for compensation (pre- reverse recapitalization)	125,000	1,250	-					-		-
Net income									2,371	2,371
Balance, June 30, 2018	40,125,000	401,250	$40	10,000,000	$1,000	-	$-	$4,761	$(46,888)	$(41,087)

See accompanying notes, which are an integral part of these financial statements.

BLOCKCHAIN HOLDINGS CAPITAL VENTURES, INC. (Formerly Southeastern Holdings, Inc.)

NOTES TO FINANCIAL STATEMENTS

As of June 30, 2019 (Unaudited) and for the Three and Six Months then Ended (Unaudited)

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

On August 30, 2018 the Company changed its name to Blockchain Holdings Capital Ventures, Inc.

Business description

Blockchain Holdings Capital Ventures, Inc. is a holding company with a foundation on building out a network of next generation, decentralized data centers in support of the rapid growth driven by advanced computing technologies, including blockchain. Centralized infrastructure facilities servicing multiple geographical areas encounter many issues such as data congestion and weak network connections. To address this, data processing is moving closer to the customer. BHCV offers low-cost, secure colocation and private data hosting to meet this demand for Edge and micro data centers. Technologies that are driving the movement range from cloud or information services, communications, networking, blockchain mining, disaster recovery solutions, AI, IoT, Big data, rendering, 5G, retail, healthcare, financial services, Smart Cities and self-driving cars. BHCV’s data centers will generate revenue immediately after being deployed with a blockchain mining solution. These will be strategically placed to support both Edge customers and blockchain mining simultaneously. The modular design and ability to add additional data centers as needed, preserves up front capital allowing for rapid deployment and scalability as business demand increases.

After further evaluation of the market the Company has made the decision to lease properties for the data center deployment rather than purchase at this time.

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

Cash Equivalents and Concentration of Cash Balance

The Company considers all highly liquid securities with an original maturity of less than three months to be cash equivalents. The Company’s cash and cash equivalents in bank deposit accounts, at times, may exceed federally insured limits. As of June 30, 2019 and December 31, 2018, the Company’s cash balances did not exceed federally insured limits.

BLOCKCHAIN HOLDINGS CAPITAL VENTURES, INC. (Formerly Southeastern Holdings, Inc.)

NOTES TO FINANCIAL STATEMENTS

As of June 30, 2019 (Unaudited) and for the Three and Six Months then Ended (Unaudited)

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

In February and March 2019, the Company granted advisors and consultants 915,000 shares of common stock in connection with services provided. 875,000 of these shares vested immediately, and 40,000 vested in June 2019. In April and May 2019, the Company issued 250,000 fully-vested shares of common stock to advisors and consultants in connection for services provided. The Company recognized stock-based compensation expense of $25 and $117 during the three and six months ended June 30, 2019.

BLOCKCHAIN HOLDINGS CAPITAL VENTURES, INC. (Formerly Southeastern Holdings, Inc.)

NOTES TO FINANCIAL STATEMENTS

As of June 30, 2019 (Unaudited) and for the Three and Six Months then Ended (Unaudited)

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

NOTE 3: GOING CONCERN

As shown in the accompanying financial statements as of June 30, 2019, the Company had $15,295 of cash, as compared to total current liabilities of $297,754, has incurred substantial operating losses, and had an accumulated deficit of $352,831. Furthermore, the Company’s revenue history has been limited and unstable, and there can be no assurances of future revenues.

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

BLOCKCHAIN HOLDINGS CAPITAL VENTURES, INC. (Formerly Southeastern Holdings, Inc.)

NOTES TO FINANCIAL STATEMENTS

As of June 30, 2019 (Unaudited) and for the Three and Six Months then Ended (Unaudited)

The Company has designated ten million (10,000,000) shares of its preferred stock, par value $0.001 as Class C Convertible Preferred Non-Voting Stock (“Class C”). Each share of Class C shall be convertible into five (5) shares of common stock. The holders of Class C shall be entitled to receive the same dividend as the holders of the common stock and such dividend shall be paid pro rata per share on a fully converted basis. The holders of Class C shall have piggyback registration rights. The Company shall have the right to redeem, in its sole and absolute discretion, at any time after five (5) years, all or any portion of the shares of Class C at a price of five dollars ($5.00) per share. The Class C shares shall be considered to have a junior liquidation preference to Class A shares and a senior dividend preference to Class A shares. On October 4, 2018, the Company issued a total of 7,000,000 Class C shares to its CEO and COO as stock-based compensation for services rendered. Subsequently, in April 2019, the Company filed an amended and restated certificate of designation, which restricts the CEO and COO from converting the 7,000,000 shares into common stock for 36 months from the issuance date.

As of June 30, 2019, the Company was authorized to issue 150,000,000 shares of common stock. All common stock shares have full dividend and voting rights. However, it is not anticipated that the Company will be declaring dividends in the foreseeable future.

As of June 30, 2019, the Company had 5,551,217 common shares outstanding.

As of June 30, 2019, 7,000,000 shares of Class A Preferred Stock and 7,000,000 shares of Class C Preferred Stock were issued and outstanding.

NOTE 5: RELATED PARTY TRANSACTIONS

As of June 30, 2019 and December 31, 2018, accrued consulting fees due to the CEO and COO totaled $20,000 and $82,500, respectively. During the three months ended June 2019, the Company paid $37,500 and $25,000 to entities owned by the CEO and COO, respectively, as payment for $62,500 of the accrued consulting fees.

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

During the six months ended June 30, 2019, the Company’s CEO advanced $7,244, and the COO advanced $1,315 to fund operations. These advances bear no interest, are unsecured, and are due on demand.

During the period from February 5, 2018 (Inception) through June 30, 2018, The Company paid out an estimated $398 in cryptocurrency as commissions to its CEO and COO from the Company’s mining operations and included this in sales and marketing expense. These commissions are included in sales and marketing expense on the statement of operations.

During the period from February 5, 2018 (Inception) through June 30, 2018, the Company’s revenues and costs of goods sold included the following related party transactions:

	Management and Consulting Fees	Equipment Sales	Mining Commissions
Customer	February 5, 2018 (Inception) through June 30, 2018	February 5, 2018 (Inception) through June 30, 2018	February 5, 2018 (Inception) through June 30, 2018
ChineseInvestors.com, Inc. (1)	$18,954	$141,263	$398
Paul Dickman (2)	-	2,391	-
Delray Wannemacher (3)	-	6,450	-
Total related party revenue	$18,954	$150,104	$398
Cost of goods sold	-	(136,071)	-
Gross margin	$18,954	$14,033	$398

(1) Paul Dickman, the Company’s former CEO, is the CFO of ChineseInvestors.com, Inc. and is therefore deemed to exercise significant influence.

(2) Paul Dickman is the Company’s former CEO.

(3) Delray Wannemacher is the Company’s current CEO.

BLOCKCHAIN HOLDINGS CAPITAL VENTURES, INC. (Formerly Southeastern Holdings, Inc.)

NOTES TO FINANCIAL STATEMENTS

As of June 30, 2019 (Unaudited) and for the Three and Six Months then Ended (Unaudited)

NOTE 6: CONVERTIBLE NOTES

In May 2019, the Company issued short-term convertible notes for total proceeds of $100,000. These notes mature one year from execution and accrue interest at a rate of 10% per annum. Conversion terms call for conversion of principal and accrued interest at 70% of the stock price upon closing any offering resulting in aggregate financing of at least $1,000,000.

The Company evaluated the convertible notes in light of ASC 470 and determined that a beneficial conversion feature exists. However, given the lack of a market for the Company’s stock, the Company concluded that such a feature would be trivial in value and allocated the full principal amount to the convertible note liability.

During the six months ended June 30, 2019, the Company recorded interest expense of $1,322, resulting in accrued interest of $1,322 as of June 30, 2019.

NOTE 7: CONCENTRATIONS, COMMITMENTS AND CONTINGENCIES

During the period from February 5, 2018 (Inception) through June 30, 2018, the Company identified a 57% concentration in overall revenue from one customer, which concentration it deemed significant. The Company identified no significant concentrations for the three months ended June 30, 2019.

NOTE 8: RECENT ACCOUNTING PRONOUNCEMENTS

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

On August 30, 2018 the Company changed its name to Blockchain Holdings Capital Ventures, Inc.

Blockchain Holdings Capital Ventures, Inc. is a holding company with a foundation on building out a network of next generation, decentralized data centers in support of the rapid growth driven by advanced computing technologies, including blockchain. Centralized infrastructure facilities servicing multiple geographical areas encounter many issues such as data congestion and weak network connections. To address this, data processing is moving closer to the customer. BHCV offers low-cost, secure colocation and private data hosting to meet this demand for Edge and micro data centers. Technologies that are driving the movement range from cloud or information services, communications, networking, blockchain mining, disaster recovery solutions, AI, IoT, Big data, rendering, 5G, retail, healthcare, financial services, Smart Cities and self-driving cars. BHCV’s data centers will generate revenue immediately after being deployed with a blockchain mining solution. These will be strategically placed to support both Edge customers and blockchain mining simultaneously. The modular design and ability to add additional data centers as needed, preserves up front capital allowing for rapid deployment and scalability as business demand increases.

After further evaluation of the market the Company has made the decision to lease properties for the data center deployment rather than purchase at this time.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. However, the above conditions raise substantial doubt about the Company’s ability to do so. New business opportunities may never emerge, and we may not be able to sufficiently fund the pursuit of new business opportunities should they arise.

As of June 30, 2019, we had approximately $15,295 in cash on hand. Our current monthly cash burn rate is approximately $35,000, and it is expected that burn rate will continue and is expected to continue at $35,000 until significant additional capital is raised and our marketing plan is executed. Our trade creditors may call debts at any time, and our cash reserves would not be sufficient to satisfy all balances. We are currently dependent on minimal expenses to be covered by a loan or other cash infusion from the Company’s CEO and Director Delray Wannamaker, and COO and Director, Daniel Wong. There is no guarantee that this cash infusion will continue to be made.

Operating results for the three months ended June 30, 2019 and 2018:

For the three months ended June 30, 2019, the Company generated revenues of $0 from operations, compared to $118,070 for the three months ended June 30, 2018, a decrease of $118,070 or 100%. The decrease in revenues were a result of isolated non-recurring sales during the period and a subsequent shift in the Company’s business plans.

For the three months ended June 30, 2019, costs of net revenues were $0, compared to $82,500 for the three months ended June 30, 2018, a decrease of $82,500 or 100%. The decrease in costs was directly attributable to a lack of revenues for the three months ended June 30, 2019.

As a result of the changes in revenues and cost of net revenues discussed above, the Company’s gross profit decreased from $35,570 or 30% of revenue, for the three months ended June 30, 2018 to $0, or 0% of revenue for the three months ended June 30, 2019.

For the three months ended June 30, 2019, selling, general and administrative expenses were $71,193, compared to $36,770 during the three months ended June 30, 2018, an increase of $34,423, or 94%. The increase in these expenses are attributable to increased legal, accounting and other professional fees.

During the three months ended June 30, 2019, the Company recognized $4,034 of interest expense, as compared to $0 for the three months ended June 30, 2018. The increase of $4,034 (or 100%) is attributable to the accrual of interest on convertible debt and certain balances due to our vendors.

As a result of the changes in revenues, costs and expenses, the Company incurred a net loss of $75,227 for the three months ended June 30, 2019, compared to a net loss of $1,200 for the three months ended June 30, 2018, a change of $74,027, or 6,169%.

The future trends of all expenses are expected to be primarily driven by the Company’s ability to execute its business plans. Furthermore, the Company’s ability to continue to fund operating expenses will depend on its ability to raise capital. There can be no assurance that the Company will be successful in doing so.

Operating results for the six months ended June 30, 2019 and for the period from February 5, 2018 (Inception) through June 30, 2018:

For the six months ended June 30, 2019, the Company generated revenues of $0 from operations, compared to $287,526 for the period from February 5, 2018 (Inception) through June 30, 2018, a decrease of $287,526 or 100%. The decrease in revenues were a result of isolated non-recurring sales during the period and a subsequent shift in the Company’s business plans.

For the six months ended June 30, 2019, costs of net revenues were $0, compared to $218,571 for the period from February 5, 2018 (Inception) through June 30, 2018, a decrease of $218,571 or 100%. The decrease in costs was directly attributable to a lack of revenues for the six months ended June 30, 2019.

As a result of the changes in revenues and cost of net revenues discussed above, the Company’s gross profit decreased from $68,955, or 24% of revenue, for the period from February 5, 2018 (Inception) through June 30, 2018 to $0, or 0% of revenue for the six months ended June 30, 2019.

For the six months ended June 30, 2019, selling, general and administrative expenses were $90,389, compared to $40,034 during the period from February 5, 2018 (Inception) through June 30, 2018, an increase of $50,355, or 126%. The increase in these expenses are attributable to increased legal, accounting and other professional fees.

During the six months ended June 30, 2019, the Company recognized $0 of impairment expense and $26,550 during the period from February 5, 2018 (Inception) through June 30, 2018, as a result of equipment that was deemed worthless.

During the six months ended June 30, 2019, the Company recognized $4,494 of interest expense, as compared to $0 for the period from February 5, 2018 (Inception) through June 30, 2018. The increase of $4,494 (or 100%) is attributable to the accrual of interest on convertible debt and certain balances due to our vendors.

As a result of the changes in revenues, costs and expenses, the Company incurred a net loss of $94,883 for the six months ended June 30, 2019, compared to net income of $2,371 for the period from February 5, 2018 (Inception) through June 30, 2018, a change of $97,254, or 4,102%.

The future trends of all expenses are expected to be primarily driven by the Company’s ability to execute its business plans. Furthermore, the Company’s ability to continue to fund operating expenses will depend on its ability to raise capital. There can be no assurance that the Company will be successful in doing so.

Liquidity and Capital Resources

The Company’s cash position at June 30, 2019 increased by $9,002 to $15,295, as compared to a balance of $6,293, as of December 31, 2018. The net increase in cash for the six months ended June 30, 2019 was attributable to net cash used in operating activities of $99,557 and net cash provided by financing activities of $108,559.

As of June 30, 2019, the Company had a deficit in working capital of $207,259 compared to a deficit in working capital of $282,459, at December 31, 2018, representing a decrease in working capital of $75,200, attributable to cash used in operations and increased liabilities as a result of additional accrued professional fees.

Net cash used in operating activities of $99,557 during the six months ended June 30, 2019, as compared to net cash provided by operating activities during the period from February 5, 2018 (Inception) through June 30, 2018 of $28,921, was primarily attributable to a significant net loss, which was offset by stock-based compensation and decreases in accounts payable and increased by payment of accrued liabilities.

Net cash used by investing activities was $0 for the six months ended June 30, 2019 decreased by $26,550 from $26,550 of cash used by investing activities for the period from February 5, 2018 (Inception) through June 30, 2018. This is attributable to the Company making no purchases meeting the fixed asset capitalization threshold during the six months ended June 30, 2019.

Net cash provided by financing activities of $108,559 during the six months ended June 30, 2019 increased by $108,559, as compared to $0 during the period from February 5, 2018 (Inception) through June 30, 2018. The difference was a result of the issuance of convertible debt and advances from related parties during the six months ended June 30, 2019.

As reported in the accompanying consolidated financial statements, for the six months ended June 30, 2019 and for the period from February 5, 2018 (Inception) through June 30, 2018, the Company incurred net losses of $94,883 and net income of $2,371, respectively. The Company produced revenues during the 2018 period and did not produce revenues during the 2019 period. The Company’s ability to continue as a going concern is dependent upon its ability to generate additional revenue, reach consistent profitability and raise additional capital. To date, the Company has raised funds from related party advances and the sale of common stock to its former CEO. It intends to finance its future operating activities and its working capital needs largely from proceeds from the sale of equity securities, if any. The sale of equity and entry into other future financing arrangements may result in dilution to stockholders and those securities may have rights senior to those of common shares. If the Company raises additional funds through the issuance of convertible notes or other debt financing, these activities or other debt could contain covenants that would restrict the Company’s operations. Any other third-party funding arrangements could require the Company to relinquish valuable rights. The Company will require additional capital beyond its currently anticipated needs. Additional capital, if available, may not be available on reasonable terms or at all.

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

Financial Condition

The Company’s total assets as of June 30, 2019 and December 31, 2018 were $15,295 and $6,293, respectively, representing an increase of $9,002, or 143%. Total liabilities as of June 30, 2019 and December 31, 2018 were $297,754 and $193,986, respectively, for an increase of $103,768, or 53%. The significant change in the Company’s financial condition is attributable to convertible debt issued, cash burn from operations and increases in accounts payable and repayment of accrued expenses. As a result of these transactions, the Company’s cash position increased from $6,293 to $15,295 during the six months ended June 30, 2019.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Operating Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Disclosure controls and procedures are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-Q, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and is communicated to our management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our management concluded that, as of June 30, 2019, our disclosure controls and procedures were not effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2019 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II

Item 1. Legal Proceedings.

The Company is not a party to any legal proceeding that it believes will have a material adverse effect upon its business or financial position.

Item 1A. Risk Factors.

Not required for smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the period from January 1, 2019 through June 30, 2019, the Company issued the following unregistered securities.

On February 14, 2019, the Company agreed to issue 100,000 shares of common stock to Nancy Madland in exchange for services rendered to the Company.

On February 15, 2019, the Company agreed to issue 125,000 shares of common stock to Fisher Herman Construction, LLC in exchange for execution of a 24-month service contract with the Company. The agreement calls for 375,000 future shares to be issued over the term of the contract, so long as the contract is in full force and effect, consisting of (i) 50,000 shares every 90 days and (ii) 75,000 shares due upon completion of the contract. On May 28, 2019, the Company issued 50,000 additional shares per the terms of this agreement.

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

On April 19, 2019, the Company issued 200,000 shares of common stock to Austin Bosarge in exchange for services to be rendered to the Company.

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

Blockchain Holdings Capital Ventures, Inc.

Date: August 13, 2019	By:	/s/ Delray Wannemacher
Delray Wannemacher, CEO

Date: August 13, 2019	By:	/s/ Daniel Wong
Daniel Wong, COO &
Acting Principal Financial Officer

