Form 10-Q
period 2019-09-30
Blockchain Holdings Capital Ventures, Inc.
filed 2019-11-14
CIK 1614826

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of November 14, 2019, there were outstanding 5,601,217 shares of our common stock, par value $0.0001 per share, 7,000,000 shares of the Company’s Class A Super Voting preferred stock, par value $0.001 per share, and 7,000,000 shares of the Company’s Class C preferred stock, par value $0.001 per share

BLOCKCHAIN HOLDINGS CAPITAL VENTURES, INC.

FORM 10-Q for the Quarter Ended September 30, 2019

2

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Blockchain Holdings Capital Ventures, Inc. (Formerly Southeastern Holdings, Inc.)

A Delaware Corporation

Financial Statements

As of September 30, 2019 (Unaudited) and for the Three and Nine months Then Ended (Unaudited)

3

Blockchain Holdings Capital Ventures, Inc. (Formerly Southeastern Holdings, Inc.)

BLOCKCHAIN HOLDINGS CAPITAL VENTURES, INC. (Formerly Southeastern Holdings, Inc.)

BALANCE SHEETS

	As of
	September 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$489	$6,293
Total Current Assets	489	6,293

TOTAL ASSETS	$489	$6,293

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities:
Accounts payable	$193,865	$109,572
Convertible notes payable, short-term	100,000	-
Accrued compensation - related party	35,000	82,500
Advances from related parties	18,426	-
Accrued expenses	7,079	1,914
Total Current Liabilities	354,370	193,986

Total Liabilities	354,370	193,986

Commitments and Contingencies (Note 7)	-	-

Stockholders’ Deficiency:
Class A super majority voting preferred stock, $0.001 par value; 10,000,000 shares authorized, 7,000,000 issued and outstanding with liquidation preference of $26,317 as of each, September 30, 2019 and December 31, 2018.	7,000	26,317
Class C convertible preferred non-voting stock, $0.001 par value, 10,000,000 shares authorized, 7,000,000 issued and outstanding with liquidation preference of $3,500 as of each, September 30, 2019 and December 31, 2018.	7,000	3,500
Common stock, $0.0001 par value; 150,000,000 shares authorized, 5,601,217 and 4,386,217 issued and outstanding as of September 30, 2019 and December 31, 2018, respectively.	560	438
Additional paid-in capital	55,817	40,000
Accumulated deficit	(424,258)	(257,948)
Total Stockholders’ Deficiency	(353,881)	(187,693)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$489	$6,293

See accompanying notes, which are an integral part of these financial statements.

BLOCKCHAIN HOLDINGS CAPITAL VENTURES, INC. (Formerly Southeastern Holdings, Inc.)

STATEMENTS OF OPERATIONS

	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018	Nine months Ended September 30, 2019	Period from February 5, 2018 (inception) Through September 30, 2018
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues:
Equipment sales - related party	$-	$-	$-	$153,064
Consulting and management fee revenue - related party	-	-	-	18,954
Equipment sales	-	-	-	69,060
Consulting and management fee revenue	-	-	-	44,380
Mining commission revenue - related party	-	745	-	19,892
Total Revenue	-	745	-	305,350

Cost of goods sold - related party	-	(69)	-	(159,450)
Cost of goods sold	-	-	-	(71,822)
Total Cost of Goods Sold	-	(69)	-	(231,272)

Gross Margin	-	676	-	74,078

Operating Expenses:
Sales and marketing	15	-	13,385	31,945
General and administrative	65,051	32,464	142,072	37,166
Total Operating Expenses	65,066	32,464	155,457	69,111

Income/(Loss) from operations	(65,066)	(31,788)	(155,457)	4,967

Other Income and Expense
Interest expense	(6,359)	-	(10,853)	-
Impairment of long-lived assets	-	(26,550)	-	(26,550)
Total Other Income (Expense)	(6,359)	(26,550)	(10,853)	(26,550)

Net Income/(Loss)	$(71,425)	$(58,338)	$(166,310)	$(21,583)

Net Income/(Loss) per share (basic and diluted)	$(0.01)	$(0.02)	$(0.03)	$(0.01)

Weighted average number of common shares outstanding (basic and diluted)	5,559,642	3,806,613	5,270,594	4,159,186

See accompanying notes, which are an integral part of these financial statements.

BLOCKCHAIN HOLDINGS CAPITAL VENTURES, INC. (Formerly Southeastern Holdings, Inc.)

STATEMENTS OF CASH FLOWS

	Nine months Ended September 30, 2019	Period from February 5, 2018 (inception) Through September 30, 2018
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net Income/(Loss)	$(166,310)	$(21,583)
Adjustments to reconcile net income/(loss) to net cash (used for) operating activities:
Stock-based compensation	122	-
Impairment of long-lived assets	-	26,550
Changes in operating assets and liabilities:
Change in accounts payable	84,293	-
Change in accrued compensation - related party	(47,500)	-
Change in accrued expenses	5,165	-
Net Cash Provided by/(Used in) Operating Activities	(124,230)	4,967

Cash Flows from Investing Activities
Purchase of property and equipment	-	(26,550)
Net Cash Used in Investing Activities	-	(26,550)

Cash Flows from Financing Activities
Proceeds from issuance of short-term convertible debt	100,000	-
Advances from related parties	18,426	-
Sale of common stock	-	40,000
Net Cash Provided by Financing Activities	118,426	40,000

Net Change In Cash	(5,804)	18,417

Cash at Beginning of Period	6,293	-
Cash at End of Period	$489	$18,417

Supplemental Disclosure of Cash Flow Information:
Accounts payable and accrued liabilities assumed in connection with reverse acquisition	$-	$74,434

See accompanying notes, which are an integral part of these financial statements.

BLOCKCHAIN HOLDINGS CAPITAL VENTURES, INC. (Formerly Southeastern Holdings, Inc.)

STATEMENT OF STOCKHOLDERS’ DEFICIENCY

For the Nine months Ended September 30, 2019 (Unaudited)

	Common Stock			Class A Preferred		Class C Convertible Preferred		Additional
	Shares							Paid-in	Accumulated	Stockholders’
	Pre-Split	Post-Split	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficiency

Balance, December 31, 2018	438,621,667	4,386,217	$438	7,000,000	$26,317	7,000,000	$3,500	$40,000	$(257,948)	$(187,693)
Issuance of common stock for compensation	121,500,000	1,215,000	122					-		122
Reclassification allocating preferred stock value between par value and additional paid-in capital					(19,317)		3,500	15,817		-
Net loss									(166,310)	(166,310)
Balance, September 30, 2019	560,121,667	5,601,217	$560	7,000,000	$7,000	7,000,000	$7,000	$55,817	$(424,258)	$(353,881)

See accompanying notes, which are an integral part of these financial statements.

BLOCKCHAIN HOLDINGS CAPITAL VENTURES, INC. (Formerly Southeastern Holdings, Inc.)

STATEMENT OF STOCKHOLDERS’ DEFICIENCY

For the Nine months Ended September 30, 2018 (Unaudited)

	Common Stock			Class A Preferred		Class C Convertible Preferred		Additional
	Shares							Paid-in	Accumulated	Stockholders’
	Pre-Split	Post-Split	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficiency

Balance, December 31, 2017	40,000,000	400,000	$40	10,000,000	$1,000	-	$-	$4,761	$(49,259)	$(43,458)
Issuance of common stock for compensation (pre- reverse recapitalization)	125,000	1,250	-					-		-
Issuance of common stock to satisfy debt (pre-reverse recapitalization)	98,230,000	982,300	98							98
Recapitalization, August 23, 2018	300,000,000	3,000,000	300	(10,000,000)	(1,000)			(81,444)	49,259	(32,885)
Sale of common stock	266,667	2,667	-					40,000		40,000
Net loss									(21,583)	(21,583)
Balance, September 30, 2018	438,621,667	4,386,217	$438	-	$-	-	$-	$(36,683)	$(21,583)	$(57,828)

See accompanying notes, which are an integral part of these financial statements.

BLOCKCHAIN HOLDINGS CAPITAL VENTURES, INC. (Formerly Southeastern Holdings, Inc.)

NOTES TO FINANCIAL STATEMENTS

As of September 30, 2019 (Unaudited) and for the Three and Nine months then Ended (Unaudited)

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

Cash Equivalents and Concentration of Cash Balance

The Company considers all highly liquid securities with an original maturity of less than three months to be cash equivalents. The Company’s cash and cash equivalents in bank deposit accounts, at times, may exceed federally insured limits. As of September 30, 2019 and December 31, 2018, the Company’s cash balances did not exceed federally insured limits.

BLOCKCHAIN HOLDINGS CAPITAL VENTURES, INC. (Formerly Southeastern Holdings, Inc.)

NOTES TO FINANCIAL STATEMENTS

As of September 30, 2019 (Unaudited) and for the Three and Nine months then Ended (Unaudited)

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

In February and March 2019, the Company granted advisors and consultants 915,000 shares of common stock in connection with services provided. 875,000 of these shares vested immediately, and 40,000 vested in June 2019. In April and May 2019, the Company issued 250,000 fully-vested shares of common stock to advisors and consultants in connection for services provided. In August 2019, the Company issued 50,000 shares of common stock to an advisor for services rendered. The Company recognized stock-based compensation expense of $5 and $122 during the three and nine months ended September 30, 2019.

BLOCKCHAIN HOLDINGS CAPITAL VENTURES, INC. (Formerly Southeastern Holdings, Inc.)

NOTES TO FINANCIAL STATEMENTS

As of September 30, 2019 (Unaudited) and for the Three and Nine months then Ended (Unaudited)

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

NOTE 3: GOING CONCERN

As shown in the accompanying financial statements as of September 30, 2019, the Company had $489 of cash, as compared to total current liabilities of $354,370, has incurred substantial operating losses, and had an accumulated deficit of $424,258. Furthermore, the Company’s revenue history has been limited and unstable, and there can be no assurances of future revenues.

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

BLOCKCHAIN HOLDINGS CAPITAL VENTURES, INC. (Formerly Southeastern Holdings, Inc.)

NOTES TO FINANCIAL STATEMENTS

As of September 30, 2019 (Unaudited) and for the Three and Nine months then Ended (Unaudited)

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

On September 30, 2019, the Company re-allocated its preferred stock value between par value and additional paid-in capital, resulting in a net reclassification of $15,817 from Class A and Class C preferred stock to additional paid-in capital during the three months ended September 30, 2019.

As of September 30, 2019, the Company was authorized to issue 150,000,000 shares of common stock. All common stock shares have full dividend and voting rights. However, it is not anticipated that the Company will be declaring dividends in the foreseeable future.

As of September 30, 2019, the Company had 5,601,217 common shares outstanding.

As of September 30, 2019, 7,000,000 shares of Class A Preferred Stock and 7,000,000 shares of Class C Preferred Stock were issued and outstanding.

NOTE 5: RELATED PARTY TRANSACTIONS

As of September 30, 2019 and December 31, 2018, accrued consulting fees due to the CEO and COO totaled $35,000 and $82,500, respectively. During the nine months ended September 30, 2019, the Company paid $37,500 and $25,000 to entities owned by the CEO and COO, respectively, as payment for $62,500 of the accrued consulting fees.

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

During the nine months ended September 30, 2019, the Company’s CEO advanced $9,656, and the COO advanced $8,770 to fund operations. These advances bear no interest, are unsecured, and are due on demand.

During the period from February 5, 2018 (Inception) through September 30, 2018, The Company paid out an estimated $474 in cryptocurrency as commissions to its CEO and COO from the Company’s mining operations and included this in sales and marketing expense. These commissions are included in sales and marketing expense on the statement of operations.

During the period from February 5, 2018 (Inception) through September 30, 2018, the Company’s revenues and costs of goods sold included the following related party transactions:

	Management and Consulting Fees	Equipment Sales	Mining Commissions
Customer	February 5, 2018 (Inception) through September 30, 2018	February 5, 2018 (Inception) through September 30, 2018	February 5, 2018 (Inception) through September 30, 2018
ChineseInvestors.com, Inc. (1)	$18,954	$141,263	$-
Paul Dickman (2)	-	6,450	-
Delray Wannemacher (3)	-	2,391	-
Total related party revenue	$18,954	$150,104	$-
Cost of goods sold	-	(159,450)	-
Gross margin	$18,954	$(9,346)	$-

(1) Paul Dickman, the Company’s former CEO, is the CFO of ChineseInvestors.com, Inc. and is therefore deemed to exercise significant influence.

(2) Paul Dickman is the Company’s former CEO.

(3) Delray Wannemacher is the Company’s current CEO.

BLOCKCHAIN HOLDINGS CAPITAL VENTURES, INC. (Formerly Southeastern Holdings, Inc.)

NOTES TO FINANCIAL STATEMENTS

As of September 30, 2019 (Unaudited) and for the Three and Nine months then Ended (Unaudited)

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

During the nine months ended September 30, 2019, the Company recorded interest expense of $3,842, resulting in accrued interest of $3,842 as of September 30, 2019.

NOTE 7: CONCENTRATIONS, COMMITMENTS AND CONTINGENCIES

During the period from February 5, 2018 (Inception) through September 30, 2018, the Company identified a 57% concentration in overall revenue from one customer, which concentration it deemed significant. The Company identified no significant concentrations for the three months ended September 30, 2019.

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

As of September 30, 2019, we had $489 in cash on hand. Our current monthly cash burn rate is approximately $35,000, and it is expected that burn rate will continue and is expected to continue at $35,000 until significant additional capital is raised and our marketing plan is executed. Our trade creditors may call debts at any time, and our cash reserves would not be sufficient to satisfy all balances. We are currently dependent on minimal expenses to be covered by a loan or other cash infusion from the Company’s CEO and Director Delray Wannemacher, and COO and Director, Daniel Wong. There is no guarantee that this cash infusion will continue to be made.

Operating results for the three months ended September 30, 2019 and 2018:

For the three months ended September 30, 2019, the Company generated revenues of $0 from operations, compared to $745 for the three months ended September 30, 2018, a decrease of $745 or 100%. The decrease in revenues were a result of isolated non-recurring sales during the period and a subsequent shift in the Company’s business plans.

For the three months ended September 30, 2019, costs of net revenues were $0, compared to $69 for the three months ended September 30, 2018, a change of $69 or 100%. The change in costs was directly attributable to a lack of revenues for the three months ended September 30, 2019 and direct costs associated with revenues during the three months ended September 30, 2018.

As a result of the changes in revenues and cost of net revenues discussed above, the Company’s gross margin decreased from $676 or 91% of revenue, for the three months ended September 30, 2018 to $0, or 0% of revenue for the three months ended September 30, 2019.

For the three months ended September 30, 2019, selling, general and administrative expenses were $65,066, compared to $32,464 during the three months ended September 30, 2018, an increase of $32,602, or 100%. The increase in these expenses are attributable to increased legal, accounting and other professional fees.

During the three months ended September 30, 2019, the Company recognized $0 of impairment expense and $26,550 during the three months ended September 30, 2018, as a result of equipment that was deemed worthless.

During the three months ended September 30, 2019, the Company recognized $6,359 of interest expense, as compared to $0 for the three months ended September 30, 2018. The increase of $6,359 (or 100%) is attributable to the accrual of interest on convertible debt and certain balances due to our vendors.

As a result of the changes in revenues, costs and expenses, the Company incurred a net loss of $71,425 for the three months ended September 30, 2019, compared to a net loss of $58,338 for the three months ended September 30, 2018, a change of $13,087, or 22%.

The future trends of all expenses are expected to be primarily driven by the Company’s ability to execute its business plans. Furthermore, the Company’s ability to continue to fund operating expenses will depend on its ability to raise capital. There can be no assurance that the Company will be successful in doing so.

Operating results for the nine months ended September 30, 2019 and for the period from February 5, 2018 (Inception) through September 30, 2018:

For the nine months ended September 30, 2019, the Company generated revenues of $0 from operations, compared to $305,350 for the period from February 5, 2018 (Inception) through September 30, 2018, a decrease of $305,350 or 100%. The decrease in revenues were a result of isolated non-recurring sales during the period and a subsequent shift in the Company’s business plans.

For the nine months ended September 30, 2019, costs of net revenues were $0, compared to $231,272 for the period from February 5, 2018 (Inception) through September 30, 2018, a decrease of $231,272 or 100%. The decrease in costs was directly attributable to a lack of revenues for the nine months ended September 30, 2019.

As a result of the changes in revenues and cost of net revenues discussed above, the Company’s gross profit decreased from $74,078, or 24% of revenue, for the period from February 5, 2018 (Inception) through September 30, 2018 to $0, or 0% of revenue for the nine months ended September 30, 2019.

For the nine months ended September 30, 2019, selling, general and administrative expenses were $155,457, compared to $69,111 during the period from February 5, 2018 (Inception) through September 30, 2018, an increase of $86,346, or 125%. The increase in these expenses are attributable to increased legal, accounting and other professional fees.

During the nine months ended September 30, 2019, the Company recognized $0 of impairment expense and $26,550 during the period from February 5, 2018 (Inception) through September 30, 2018, as a result of equipment that was deemed worthless.

During the nine months ended September 30, 2019, the Company recognized $10,853 of interest expense, as compared to $0 for the period from February 5, 2018 (Inception) through September 30, 2018. The increase of $10,853 (or 100%) is attributable to the accrual of interest on convertible debt and certain balances due to our vendors.

As a result of the changes in revenues, costs and expenses, the Company incurred a net loss of $166,310 for the nine months ended September 30, 2019, compared to a net loss of $21,583 for the period from February 5, 2018 (Inception) through September 30, 2018, a change of $144,727, or 671%.

The future trends of all expenses are expected to be primarily driven by the Company’s ability to execute its business plans. Furthermore, the Company’s ability to continue to fund operating expenses will depend on its ability to raise capital. There can be no assurance that the Company will be successful in doing so.

Liquidity and Capital Resources

The Company’s cash position at September 30, 2019 decreased by $5,804 to $489, as compared to a balance of $6,293, as of December 31, 2018. The decrease in cash for the nine months ended September 30, 2019 was attributable to net cash used in operating activities of $124,230 and net cash provided by financing activities of $118,426.

As of September 30, 2019, the Company had a deficit in working capital of $353,881 compared to a deficit in working capital of $187,693, at December 31, 2018, representing a decrease in working capital of $166,188, attributable to cash used in operations and increased liabilities as a result of additional accrued compensation and professional fees.

Net cash used in operating activities of $124,230 during the nine months ended September 30, 2019, as compared to net cash provided by operating activities during the period from February 5, 2018 (Inception) through September 30, 2018 of $4,967, was primarily attributable to a significant net loss, which was offset by stock-based compensation and decreases in accounts payable and increased by payment of accrued liabilities.

Net cash used by investing activities was $0 for the nine months ended September 30, 2019 decreased by $26,550 from $26,550 of cash used by investing activities for the period from February 5, 2018 (Inception) through September 30, 2018. This is attributable to the Company making no purchases meeting the fixed asset capitalization threshold during the nine months ended September 30, 2019.

Net cash provided by financing activities of $118,426 during the nine months ended September 30, 2019 increased by $118,426, as compared to $40,000 during the period from February 5, 2018 (Inception) through September 30, 2018. The difference was a result of the issuance of convertible debt and advances from related parties during the nine months ended September 30, 2019.

As reported in the accompanying consolidated financial statements, for the nine months ended September 30, 2019 and for the period from February 5, 2018 (Inception) through September 30, 2018, the Company incurred net losses of $166,310 and $21,583, respectively. The Company produced revenues during the 2018 period and did not produce revenues during the 2019 period. The Company’s ability to continue as a going concern is dependent upon its ability to generate additional revenue, reach consistent profitability and raise additional capital. To date, the Company has raised funds from related party advances, convertible debt and the sale of common stock to its former CEO. It intends to finance its future operating activities and its working capital needs largely from proceeds from the sale of equity securities, if any. The sale of equity and entry into other future financing arrangements may result in dilution to stockholders and those securities may have rights senior to those of common shares. If the Company raises additional funds through the issuance of convertible notes or other debt financing, these activities or other debt could contain covenants that would restrict the Company’s operations. Any other third-party funding arrangements could require the Company to relinquish valuable rights. The Company will require additional capital beyond its currently anticipated needs. Additional capital, if available, may not be available on reasonable terms or at all.

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

Financial Condition

The Company’s total assets as of September 30, 2019 and December 31, 2018 were $489 and $6,293, respectively, representing a decrease of $5,804, or 92%. Total liabilities as of September 30, 2019 and December 31, 2018 were $354,370 and $193,986, respectively, for an increase of $160,384, or 83%. The significant change in the Company’s financial condition is attributable to convertible debt issued, cash burn from operations and increases in accounts payable and repayment of accrued expenses. As a result of these transactions, the Company’s cash position decreased from $6,293 to $489 during the nine months ended September 30, 2019.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Operating Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Disclosure controls and procedures are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-Q, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and is communicated to our management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our management concluded that, as of September 30, 2019, our disclosure controls and procedures were not effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2019 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II

Item 1. Legal Proceedings.

The Company is not a party to any legal proceeding that it believes will have a material adverse effect upon its business or financial position.

Item 1A. Risk Factors.

Not required for smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the period from July 1, 2019 through September 30, 2019, the Company issued the following unregistered securities.

On February 15, 2019, the Company agreed to issue 125,000 shares of common stock to Fisher Herman Construction, LLC in exchange for execution of a 24-month service contract with the Company. The agreement calls for 375,000 future shares to be issued over the term of the contract, so long as the contract is in full force and effect, consisting of (i) 50,000 shares every 90 days and (ii) 75,000 shares due upon completion of the contract. On August 15, 2019, the Company issued 50,000 shares, per the terms of this agreement.

The Company generated no proceeds from this transaction.

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

Blockchain Holdings Capital Ventures, Inc.

Date: November 14, 2019	By:	/s/ Delray Wannemacher
Delray Wannemacher, CEO

Date: November 14, 2019	By:	/s/ Daniel Wong
Daniel Wong, COO &
Acting Principal Financial Officer

