Form 10-K
period 2019-12-31
Edge Data Solutions, Inc.
filed 2020-04-14
CIK 1614826

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period __________ to ___________

Commission File Number: 333-198435

EDGE DATA SOLUTIONS, INC.

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

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant on December 31, 2019, the last business day of the registrant’s most recently completed fiscal quarter, determined by the lack of an active market for the Company’s common stock, was approximately $0. This computation assumes that all executive officers, directors and persons known to the registrant to be the beneficial owners of more than ten percent of the registrant’s common stock are affiliates of the registrant. Such assumption should not be deemed conclusive for any other purpose.

As of April 14, 2020, there were outstanding 6,361,079 shares of our common stock, par value $0.0001 per share, 7,000,000 shares of the Company’s Class A Super Voting preferred stock, par value $0.001 per share, and 7,000,000 shares of the Company’s Class C preferred stock, par value $0.001 per share

Documents incorporated by reference: None

FORWARD-LOOKING STATEMENTS

In addition to historical information, some of the information presented in this Annual Report on Form 10-K contains “forward- looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”). Although Edge Data Solutions, Inc. (“EDSI” or the “Company”, which may also be referred to as “we”, “us” or “our”) believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations: there can be no assurance that actual results will not differ materially from our expectations. Such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated. Cautionary statements regarding the risks, uncertainties and other factors associated with these forward-looking statements are discussed under “Risk Factors” in this Form 10-K. You are urged to carefully consider these factors, as well as other information contained in this Form 10-K and in our other periodic reports and documents filed with the SEC.

PART I

ITEM 1. BUSINESS

Company History and Overview

History of Edge Data Solutions, Inc., a Delaware corporation

EDGE DATA SOLUTIONS, INC. (the “Company”), formerly Blockchain Holdings Capital Ventures, Inc. (formerly Southeastern Holdings, Inc., formerly Safe Lane Systems, Inc.) was incorporated in the State of Colorado on September 10, 2013. Safe Lane Systems, Inc. redomiciled to become a Delaware holding corporation in September of 2016. On September 22, 2016, Safe Lane Systems, Inc. formed two wholly owned subsidiaries, SLS Industrial, Inc and Southeastern Holdings, Inc. (both Delaware corporations) and on September 30, 2016 completed a merger and reorganization in which Southeastern Holdings, Inc. (now Edge Data Solutions, Inc.) became the holding company. On December 1, 2016, the Company spun off its wholly owned subsidiary, SLS Industrial, Inc., along with its assets and liabilities, leaving Southeastern Holdings, Inc. as the only surviving entity.

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

The Company has accounted for this transaction as a reverse recapitalization under ASC 805, under which the operating entity, Blockchain Holdings, LLC, adopted the assets, liabilities and equity structure of Edge Data Solutions, Inc. on August 23, 2018, while retaining its historical activity. The financial statements therefore present activity beginning with Blockchain Holdings, LLC’s inception date of February 5, 2018 through September 30, 2018.

On August 30, 2018 the Company changed its name to Blockchain Holdings Capital Ventures, Inc. and subsequently changed its name to Edge Data Solutions, Inc. on January 13, 2020.

Edge Data Solutions, Inc is poised to be an industry-leading infrastructure provider. In an increasingly data-driven world, GPU computing is changing the way we create, learn, and play. Through strategic partners, the Company has assembled a full-stack solution to help businesses realize the potential of CPU/GPU computing, backed by a rapidly growing network of high-density modular datacenters that place compute directly at the point of data collection, reducing latency, improving performance and security.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. However, the above conditions raise substantial doubt about the Company’s ability to do so. New business opportunities may never emerge, and we may not be able to sufficiently fund the pursuit of new business opportunities should they arise.

As of December 31, 2019, we had approximately $14,453 in cash on hand. Our current monthly cash burn rate is approximately $35,000, and it is expected that burn rate will continue and is not expected to increase until significant additional capital is raised, and our marketing plan is executed. Our trade creditors may call debts at any time, and our cash reserves would not be sufficient to satisfy all balances. We are currently dependent on loans, advances and other cash infusions from the Company’s CEO and Director Mr. Wannemacher, and COO and Director, Daniel Wong. There is no guarantee that such cash infusions will continue to be made.

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

Edge Data Solutions, Inc. (EDSI) is poised to be an industry leading decentralized edge datacenter/cloud infrastructure company with several strategic advantages in the market. Our infrastructure supports Our infrastructure supports streaming, network congestion, rendering, gaming, visualization and 3D, AI Rendering, cloud computing, disaster recovery, and enterprise blockchain protocols. Centralized infrastructure facilities servicing multiple geographical areas encounter many issues with data latency, congestion and weak network connections. To address this, data processing is moving closer to the customer. Edge Data Solutions offers green, low-cost, secure colocation and private data hosting to meet this demand for edge datacenters. Other technologies and sectors that are driving the movement range from telecom, 5G, remote work force, retail, architecture, building and construction, design and engineering, media and entertainment, healthcare and life sciences, academia, financial services, smart cities and self-driving cars. Datacenters will generate revenue immediately after being deployed processing, AI, video rendering, cloud gaming solutions and enterprise blockchain protocols. These will be strategically placed to support both edge customers and areas of projected growth. The modular design and ability to add additional datacenters as needed preserves up front capital, allowing for rapid deployment and scalability as business demand increases.

Our Proposed Products:

GPU as a Service

This will be a steady and consistent revenue stream. It is a major growth area with companies choosing to rent processing power for high performance computing needs, including, artificial intelligence, rendering, data storage, cloud computing, data processing, and enterprise blockchain. EDSI will deploy and host servers, for customers looking to rent computing power or colocation for their own servers. EDSI will oversee real-time monitoring of these servers, with onsite IT and maintenance staff carrying out updates, preventative troubleshooting, and servicing to minimize any downtimes and ensure continuous processing power.

Next Generation Edge Datacenter Solutions

EDSI has signed an exclusive master services agreement with SG Blocks, Inc. (NASDAQ: SGBX), a leading designer, fabricator and innovator of container-based structures, to own the datacenter channel globally. SG Blocks utilizes code-engineered cargo shipping containers to construct and provide safe, durable and environmentally-friendly modular structures. SG Blocks was the first container-based construction company recognized by the ICC (International Code Council) with an ESR number. Clients have included Starbucks, Marriott, Taco Bell, Aman, Equinox and several branches of the U.S. military.

EDSI’s agreement with SG Blocks calls for the design, customization and building of next generation Edge datacenters that are weather resistant, cost effective, quick to install, and have mobility in case the market conditions are not optimal. As part of the portfolio of Edge datacenters solutions, each container will be shipped to EDSI’s customers directly.

EDSI’s proprietary Edge datacenters are specifically designed to fully enclose all power and cooling equipment and can be built in units from 320 – 5,000 square foot centers. The Edge datacenters will utilize the liquid immersion cooling technology through a strategic relationship with Midas Green Technologies. The robust nature of such Edge datacenters (hurricane resistance, security, decentralized disaster recovery options, flexibility, recyclability, IBC/ICC Building Code compliance), lets EDSI offer a robust competitive solution to static datacenters, allowing companies to build as they grow.

Sales and Marketing Plan

Once the Company has raised the capital needed to roll out its products and services it will adopt an appropriate sales and marketing plan to support those efforts.

Sales Strategy

The core strategic vision of EDSI will be built around growing a network of next generation, decentralized Edge datacenters in support of the rapid growth driven by advanced computing technologies. EDSI offers low-cost, secure colocation and private data hosting in addition to a wide range of consulting and hardware services for a variety of datacenter designs. In addition, the Edge datacenters will be sold directly to customers and provisioned to meet their needs with the ability to add units to scale with them as their demand increases. EDSI plans to hire and train a staff of sales representatives willing to search out potential tenants and clients in need of these Edge datacenter services. Ensuring competitive pricing, reliable power supply, processing uptime, flexible leasing agreements, and ongoing support and maintenance will help EDSI to develop its position within the Edge datacenter market and help it to attract long-term value customers. Large customers like Dish, Netflix, Amazon, AT&T, Version etc. will be able to use our locations to bring their content closer to the end users for a fraction of the cost.

Primary Marketing Campaign Strategy

A strong marketing and promotional focus will be followed, with particular attention paid to networking and relationship building as well as supporting the extensive connections of the leadership and advisory. This will be further supplemented by high-profile attendances at conferences, expos, and trade shows relating to digital growth areas such as, edge and cloud computing, AI, streaming, gaming and rendering. Outside of this, a full spectrum of marketing and promotional activities will be launched, using some of the following channels.

●	Internet Marketing – One of the most effective marketing channels for businesses is the internet, and the Company maintains an engaging web presence as a passive marketing placeholder, offering useful information about the history of EDSI and its services.

●	Search Engine Optimization (SEO) – By utilizing SEO the Company can work on improving the visibility of the website on all major search engines such as Google, Bing, Ask, Yahoo, etc.

●	Paid Online Advertisements – Pay per click (PPC) keyword advertising will help to promote contextual search results for the Company, and paying for advertisements with Google, AdSense, and other platforms to display ads on major search results and Facebook pages will help to promote contextual search results for the Company.

●	Social Media Marketing (SMM) – Social Media Marketing is fast becoming the most popular channel by which businesses can engage with their target market and client base. The business, and its growing network of datacenters, may establish social media channels on platforms such as Facebook, Twitter, and LinkedIn, providing an outlet to stay in touch with clients and interact with the market.

●	Traditional Marketing – Any comprehensive marketing campaign will include traditional marketing channels. This may include having print media advertisements in specialist interest magazines or periodicals, and EDSI will launch full press and PR campaigns, including press releases, articles or leaders in local newspapers or industry periodicals, announcements, white papers in industry press, investor or stock-market related publications, and notices and other engaging events. Direct marketing will also be utilized, including mailings of promotional literatures to key target markets, and supported by a growing team of sales representatives who will be approaching and engaging directly with prospective clients and showcasing the value proposition of EDSI full datacenter solutions.

●	Industry events and exhibitions – Having a presence at industry events and conventions can further increase brand awareness and industry reputation, and allow opportunities to interact with key decision makers at other businesses, organizations, consultancy partners, or technology companies. This can potentially result in new leads or other opportunities in future. Similarly, sponsoring or co-sponsoring such events or conferences can provide another effective backdrop to promote the Company.

RELATIONSHIPS, COMPETITION, AND REGULATION

Strategic Relationships

EDSI provides an industry leading decentralized Edge Datacenter/Cloud Infrastructure with several strategic advantages in the market. We offer one of the most cost effective, high-density, and profitable edge solutions on the market. The partnerships we have successfully secured are leaders in the markets they serve.

Lenovo: EDSI has engaged Lenovo to supply top of the line enterprise servers for applications in video rendering, AI, HPC and other highly complicated computing jobs. Being able to offer customized solutions to fit the client’s needs with the support of Lenovo, gives EDSI the ability to offer first in class hardware solutions.

Midas Green Technologies: Midas Green Technologies and EDSI have partnered to utilize Midas Green Technologies’ next generation immersion cooling solution to provide maximum density to EDSI’s Edge Data solutions with a minimal footprint. The challenge facing datacenters today is that cooling is a major cost and hardware continues to consume more power per device. Midas Green Technologies immersion tanks, through the use of dielectric fluid, is able to provide a 200+kw per 50U with a minima footprint.

Wycker : EDSI has partnered with Wycker (formerly GPUnity), a software company focused on providing GPU based datacenters with a proprietary smart workload distribution software and full hardware utilization. The goal is to introduce the Wycker software to all Edge Data Solutions datacenters by the end of the second quarter of 2020. Wycker is a Seattle based software company focused on IaaS solutions for GPU based datacenters. Wycker’s focus is providing GPU based datacenters with proprietary server management and infrastructure software with a focus on workload distribution and orchestration as well as idle time elimination.

SG Blocks: SG Blocks is a global leader and innovator in the realm of modular and dynamic infrastructure. By repurposing traditional maritime containers through a combination of engineering efficiency and artistic design, they have created iconic, compact, and easily deployable structures that are specifically purposed for the client’s needs. With EDSI rolling out Edge datacenters to give our clients maximum flexibility at much lower cost point, such creations are vital to our strategy. EDSIs proprietary Edge datacenters are specify designed to fully enclose all power, cooling equipment and can be built in units from 320 – 5,000 square foot centers. The robust nature of such Edge datacenters (hurricane resistance, security, decentralized disaster recovery options, flexibility, recycled, IBC Certified), lets EDSI offer a robust completive solution to static datacenters, allowing companies to build as they grow. As a global leader, SG Blocks has the experience and the capabilities to produce these Edge datacenters not only to specification, but under traditional construction costs as well. Most notably, EDSI has signed an exclusive agreement with SG Blocks (NASDAQ: SGBX) for the Edge datacenter design and roll out program. Their patent on the interlocking design, ability to stack 9 modules high, and code compliance will allow for rapid deployment and scalability. Our datacenters will be shipped approximately 90% complete and can be added to as needed to both fulfil demand and remain uniquely adaptable to our client’s needs.

Competition

Our competition lies in the modular edge datacenter markets. We see our direct competitors as the below listed companies in that they invest and offer similar products and services independently. There are other entities which may also compete with us in certain aspect in these markets.

Vapor IO: Vapor IO is developing a nationwide edge networking, colocation and exchange platform at the edge of the wireless and wireline networks. Serving carriers, operators, cloud providers, web-scale companies and other innovative enterprises, the company’s Kinetic Edge® platform combines multi-tenant colocation with software-defined interconnection and high-speed networking. The Kinetic Edge platform offers the a flexible, highly-distributed infrastructure for delivering modern, low-latency applications, and the company has deployed its Kinetic Edge in Chicago, Atlanta, Dallas, and Pittsburgh. By the end of 2020, the company plans to have its Kinetic Edge live in 20 US metropolitan markets, furthering its goal to deploy over 100 datacenters in 36 U.S. markets over the next two years.

EdgeConneX: Founded in 2009, EdgeConneX is focused on driving innovation and helping our customers define and deliver their own unique vision for the Edge, at any scale, in any market worldwide, for any requirement. We are building tomorrow’s datacenter infrastructure, today.

Delivering innovative and proximate datacenter solutions ranging from 40kW to 40MW or more, we work closely with our customers to provide the scalable capacity, power, and connectivity they need to meet the growing demands of their business and their end users. In turn, our customers’ content, applications, cloud services or any data requirement can be securely delivered with enhanced performance and lower latency to any device, anywhere.

Since late 2013, EdgeConneX has built over 40 datacenters, including Edge Datacenters® and a growing number of regional and hyperscale solutions across North America, Europe, and South America, creating a new Edge of the Internet. EdgeConneX continues to move the Internet to where it is most needed – into local markets across the country and around the globe. We recognize that insatiable demand for data, content, cloud services, and ubiquitous computing continues to swell each day and that quality delivery of this content requires an Internet of Everywhere capability.

Eaton Corporation: Eaton Corporation is company that was originally founded in the United States but finds its current operations stemming out of Ireland due to its transition into a multination business. Its reach has grown globally as well, and Eaton now conducts business in a majority of countries. They have a wide range of services and specialties, which hinge on their primary focus of electrical engineering and larger scale power operations. Their modular datacenters are designed off of their own equipment, and marketed to be employed in unused or available space at the client’s site. Their centers are designed to have dimensions of up to 24” by 40”, and requires a facility connection with the selling point of it becoming a permanent addition. Eaton has the NYSE ticker of ETN, experienced a 26% stock gain in the 3 years leading up to 2019, and did approximately $21.3 billion in sales in 2019.

Active Power, Inc.: Active Power, Inc. is a power provider that specializes in flywheel-centric products, but has branched out to incorporate its technology and designs into modular datacenters since its inception in 1992. Active Power’s mobile datacenter offering is advertised at taking 10 to 28 weeks to be designed, contracted, installed, and commissioned. It asserts that its mobile datacenter solution can reduce the cost that would be associated with a more traditional and static one by 25%, and has created and implemented over 200 of these products internationally. It is a division of Pillar Power Systems Inc., a part of Langley Holdings PLC.

Hewlett-Packard: The Hewlett-Packard Company in an American technology company that has its headquarters in California and is known for creating a multitude of both software and hardware products. Its branch, Hewlett Packard Enterprise, has begun to create modular datacenters for the continuous computing needs in today’s market, and has broadcasted the idea that modular datacenters are the future over traditional, larger static ones due to their adaptability and reachability. This has led them to offer a number of different modular options. Its NYSE ticker is HPE, and had a revenue of $30.85 billion in 2018.

Markets

The markets that we will be operating in are technology driven to provide edge datacenters and cloud infrastructure largely supported by GPU based computing that supports, streaming, visualization and 3D rendering, AI, gaming, enterprise blockchain protocols, disaster recovery solutions, 5G, telecom, retail, architecture, building and construction, design and engineering, media and entertainment, healthcare and life sciences, academia, financial services, smart cities, self-driving cars, and remote work force.

The markets that we will be operating in are commercial real estate, energy and technology, most specifically colocation services, mobile data centers and real estate leasing in Opportunity Zones.

Number of Persons Employed.

As of December 31, 2019, we have no employees, however, our officers are spending full-time in this business – up to 50 hours per week. We do have eight independent consultants and advisors.

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

ITEM 4. MINE SAFETY DISCLOSURE.

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock’s trading symbol is “EDSI”. As of December 31, 2019, there have been no public sales transactions, and there is currently no active market for the Company’s common stock.

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

Recent Sales of Unregistered Securities

On May 10, 2019, the Company issued a convertible note to FNFC Profit Sharing Plan & Trust for total proceeds of $25,000. This note matures one year from execution and accrue interest at a rate of 10% per annum. Conversion terms call for conversion of principal and accrued interest at 70% of the stock price upon closing any offering resulting in aggregate financing of at least $1,000,000.

On May 13, 2019, the Company issued a convertible note to JMA Enterprises for total proceeds of $25,000. This note matures one year from execution and accrue interest at a rate of 10% per annum. Conversion terms call for conversion of principal and accrued interest at 70% of the stock price upon closing any offering resulting in aggregate financing of at least $1,000,000.

On November 26, 2019, the Company issued a convertible note to Clearvoyance Ventures for total proceeds of $100,000. This note matures one year from execution and accrue interest at a rate of 10% per annum. Conversion terms call for conversion of principal and accrued interest at 70% of the stock price upon closing any offering resulting in aggregate financing of at least $1,000,000.

On January 23, 2020, the Company issued 206,986 equity units at $0.25 to FNFC Profit Sharing Plan & Trust in exchange for a $25,000 cash investment and conversion of the convertible note dated May 13, 2019, which included $25,000 of principal and $1,747 of accrued interest on the conversion date. Each equity unit consists of a three-year warrant to purchase two shares of the Company’s common stock for $0.50 each, and one share of the Company’s common stock. The Company may call the warrants in the event its common stock trades for $1.00 or more per share for ten out of fifteen consecutive trading days.

On January 27, 2020, the Company issued 420,876 equity units at $0.25 to JMA Enterprises in exchange for a $25,000 cash investment and conversion of the convertible note dated May 10, 2019, including $75,000 of principal and $5,219 of accrued interest on the conversion date. Each equity unit consists of a three-year warrant to purchase two shares of the Company’s common stock for $0.50 each, and one share of the Company’s common stock. The Company may call the warrants in the event its common stock trades for $1.00 or more per share for ten out of fifteen consecutive trading days.

On February 19, 2020, the Company issued a convertible note to Charles J Horak III and Ann Branan Horak for total proceeds of $100,000. This note matures one year from execution and accrues interest at a rate of 10% per annum. Conversion terms call for conversion of principal and accrued interest at 70% of the stock price upon closing any offering resulting in aggregate financing of at least $1,000,000.

On April 9, 2020, the Company issued a one-year convertible note to Chuck Ruhmann for proceeds of $50,000. This note matures one year from execution and accrues interest at a rate of 10% per annum. Conversion terms call for conversion of principal and accrued interest at 70% of the stock price upon closing any offering resulting in aggregate financing of at least $1,000,000.

These sales were made in a private placement transaction, pursuant to the exemption provided by Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated under the Securities Act (“Regulation D”), as a sale to “accredited investors”as defined in Rule 501(a) of the Regulation D. The issuances did not involve any public offering; no general solicitation or general advertising was used in connection with the offering.

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

The independent registered public accounting firm’s report on the Company’s consolidated financial statements as of December 31, 2019 and 2018, and for the year ended December 31, 2019 and the period from February 5, 2018 (inception) through December 31, 2018, includes a “going concern” explanatory paragraph, that describes substantial doubt about the Company’s ability to continue as a going concern.

General

EDGE DATA SOLUTIONS, INC. (the “Company”), formerly Blockchain Holdings Capital Ventures, Inc. (formerly Southeastern Holdings, Inc., formerly Safe Lane Systems, Inc.) was incorporated in the State of Colorado on September 10, 2013. Safe Lane Systems, Inc. redomiciled to become a Delaware holding corporation in September of 2016. On September 22, 2016, Safe Lane Systems, Inc. formed two wholly owned subsidiaries, SLS Industrial, Inc and Southeastern Holdings, Inc. (both Delaware corporations) and on September 30, 2016 completed a merger and reorganization in which Southeastern Holdings, Inc. (now Edge Data Solutions, Inc.) became the holding company. On December 1, 2016, the Company spun off its wholly owned subsidiary, SLS Industrial, Inc., along with its assets and liabilities, leaving Southeastern Holdings, Inc. as the only surviving entity.

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

The Company has accounted for this transaction as a reverse recapitalization under ASC 805, under which the operating entity, Blockchain Holdings, LLC, adopted the assets, liabilities and equity structure of Edge Data Solutions, Inc. on August 23, 2018, while retaining its historical activity. The financial statements therefore present activity beginning with Blockchain Holdings, LLC’s inception date of February 5, 2018 through December 31, 2019.

On August 30, 2018 the Company changed its name to Edge Data Solutions, Inc.

Edge Data Solutions, Inc. is poised to be an industry-leading infrastructure provider. In an increasingly data-driven world, GPU computing is changing the way we create, learn, and play. Through strategic partners, the Company has assembled a full-stack solution to help businesses realize the potential of GPU computing, backed by a rapidly growing network of high-density modular datacenters that place compute directly at the point of data collection, reducing latency, improving performance and security.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. However, the above conditions raise substantial doubt about the Company’s ability to do so. New business opportunities may never emerge, and we may not be able to sufficiently fund the pursuit of new business opportunities should they arise.

As of December 31, 2019, we had approximately $14,453 in cash on hand. Our current monthly cash burn rate is approximately $35,000, and it is expected that burn rate will continue and is expected to continue at $35,000 until significant additional capital is raised and our marketing plan is executed. Our trade creditors may call debts at any time, and our cash reserves would not be sufficient to satisfy all balances. We are currently dependent on minimal expenses to be covered by a loan or other cash infusion from the Company’s CEO and Director Mr. Wannamaker, and COO and Director, Daniel Wong. There is no guarantee that this cash infusion will continue to be made.

PLAN OF OPERATIONS

We showed limited revenues resulting from reverse recapitalization accounting, did not generate profits on such revenues and did not recognize any income from continuing operations as of December 31, 2019. The revenues reflected in the financial statements for the period from February 5, 2018 (inception) through December 31, 2018 are not recurring and are presented due to the SEC’s classification of the asset acquisition as a reverse recapitalization. We have negative capital and no intangible assets. We are illiquid and need cash infusions from investors or shareholders to provide capital, or loans from any sources, none of which have been arranged nor assured.

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

We may also consider a private placement or public offering of our common stock, if the market conditions allow at the time. No price, schedule or terms for such an offering has been determined at this time. We expect to expend funds on a quarterly basis, as follows:

Period	Amount
Q1 2020 (cash on hand 12/31/2019)	$14,453
Q2 2020	105,000
Q3 2020	105,000
Q4 2020	105,000
Total Cash Burn	$329,453

Results of Operations for the Year Ended December 31, 2019 and the Period from February 5, 2018 (Inception) through December 31, 2018.

During the year ended December 31, 2019 and the period from February 5, 2018 (Inception) through December 31, 2018, the Company generated revenues of $0 and $288,922 and incurred associated costs of $0 and $219,891 for gross margin of $0 and $69,031, all respectively, representing decreases of $288,922 (100%), $219,891 (100%) and $69,031 (100%), respectively due to the short-lived nature of the 2018 revenue a lack of revenue in 2019. While the Company generated revenue during the earlier period, the revenue was volatile and unstable, and there can be no guarantee of future revenue.

During the year ended December 31, 2019 and the period from February 5, 2018 (Inception) through December 31, 2018, the Company incurred $13,401 and $35,409, respectively, of sales and marketing expenses and $268,554 and $158,520, respectively, of general and administrative costs, including consulting fees, professional services fees and other administrative costs. Sales and marketing costs decreased by $22,008, or 62%, due to the change in business focus in late 2018 and throughout 2019 and the winding down of revenue streams that previously generated revenue during the period from February 5, 2018 (Inception) through December 31, 2018. General and administrative costs increased by $110,034, or 69%, primarily as a result of consulting fees.

The Company also recorded $29,817 of stock-based compensation expense for the issuance of 7,000,000 shares of Class A Preferred and 7,000,000 shares of Class C Preferred Stock to its CEO and COO during the period from February 5, 2018 (Inception) through December 31, 2018. During 2019, the Company recognized $127 of stock-based compensation expense from the issuance of its common shares to consultants and advisors.

The Company incurred net operating losses of $301,750 and $181,265 for year ended December 31, 2019 and the period from February 5, 2018 (Inception) through December 31, 2018, for an increase of $120,485, or 66%, to net losses. During the period from February 5, 2018 (Inception) through December 31, 2018, the Company determined all of its capitalized mining equipment was impaired, resulting in a charge of $26,550 to impairment expense for the period from February 5, 2018 (Inception) through December 31, 2019.

Liquidity and Capital Resources

During the period from February 5, 2018 (Inception) through December 31, 2018, the Company sold 266,667 shares (equivalent to 2,667 post-split) of common stock to its former CEO for proceeds of $40,000.

In May 2019, the Company issued $100,000 of convertible debt to two individuals. The debt bears annual interest of 10% and was scheduled to mature in May 2020. In January 2020, the noteholders agreed to convert $100,000 of principal and $6,966 of accrued interest into 427,862 equity units, each consisting of one share of the Company’s common stock and a three-year warrant to purchase two shares at $0.50 per share. These conversions occurred in connection with two subscriptions totaling $50,000, or $25,000 each, from the same noteholders in January 2020, in which the noteholders received 200,000 additional units similar to those previously described. The total number of units issued in connection with the conversions and subscriptions was 627,862.

In November 2019, the Company issued a convertible note to an individual for proceeds of $100,000. The note bears 10% interest per annum, matures in November 2020 and is convertible at a 30% discount in the event of an equity financing exceeding $1,000,000.

In January 2020, the Company issued 627,862 equity units, each consisting of three-year warrant to purchase two shares of the Company’s common stock for $0.50 each and one share of the Company’s common stock, to two individuals in exchange for conversion of $100,000 of convertible notes and $6,966 of accrued interest and an additional $50,000 of cash.

In February 2020, the Company issued a one-year convertible note for $100,000, bearing interest at 10% annually and calling for conversion at a 30% discount in the event of a financing exceeding $1,000,000.

During the twelve months ending December 31, 2020, the Company estimates it will need approximately $420,000 to pursue business opportunities. The Company currently pursues business in the blockchain technology industry, which is a volatile industry and as a result may experience significant fluctuations and losses. Other than the foregoing, the Company does not know of any trends, events or uncertainties that have had, or are reasonably expected to have, a material impact on sales, revenues or income from continuing operations, or liquidity and capital resources.

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

Capital Resources

Our capital resources currently consist of cash, advances from and expenses paid on the Company’s behalf by the CEO and COO, convertible debt financing, and the sale of equity units.

Need for Additional Financing

We do not have capital sufficient to meet our cash needs. Nor do we have sufficient capital to meet our short-term trade and debt obligations. We plan to seek loans or equity placements to cover such cash needs. Once full business operations commence, our needs for additional financing will likely face substantial increases.

Within the next twelve months we will need to secure an additional $5,000,000 in financing to fully implement our plan of operations. After the twelve-month period we do not see a need to raise additional capital unless we identify other assets to purchase.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Edge Data Solutions, Inc.

(Formerly Blockchain Holdings Capital Ventures, Inc.)

A Delaware Corporation

Financial Statements and Report of Independent Registered Accounting Firm

As of December 31, 2019 and December 31, 2018 and for the
Year Ended December 31, 2019 and the Period from February 5, 2018 (Inception) through December 31, 2018

Edge Data Solutions, Inc. (Formerly Blockchain Holdings Capital Ventures, Inc.)

TABLE OF CONTENTS

Page
Financial Statements as of December 31, 2019 and December 31, 2018 and for the Year Ended December 31, 2019 and the Period from February 5, 2018 (Inception) through December 31, 2018:

Report of Independent Registered Public Accounting Firm	16

Balance Sheets	17

Statements of Operations	18

Statement of Changes in Stockholders’ Deficiency	19

Statements of Cash Flows	20

Notes to Financial Statements	21

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Edge Data Solutions, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Edge Data Solutions, Inc. (the “Company”) as of December 31, 2019 and 2018 and the related statements of operations, changes in stockholders’ deficiency and cash flows for the year ended December 31, 2019 and for the period from February 5, 2018 (inception) through December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the year ended December 31, 2019 and the period from February 5, 2018 (inception) through December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Turner, Stone & Company, L.L.P.

Dallas, Texas

April 14, 2020

We have served as the Company’s auditor since 2019.

EDGE DATA SOLUTIONS, INC. (Formerly Blockchain Holdings Capital Ventures, Inc.)

BALANCE SHEET

As of December 31, 2019 and 2018

	As of
	December 31, 2019	December 31, 2018
ASSETS
Current Assets:
Cash and cash equivalents	$14,453	$6,293
Total Current Assets	14,453	6,293

TOTAL ASSETS	$14,453	$6,293

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities:
Accounts payable	$163,360	$109,572
Convertible notes payable, short-term	200,000	-
Accrued compensation - related party	41,000	82,500
Advances from related parties	88,429	-
Accrued expenses	10,980	1,914
Total Current Liabilities	503,769	193,986

Total Liabilities	503,769	193,986

Commitments and Contingencies (Note 8)	-	-

Stockholders’ Deficiency:
Class A super majority voting preferred stock, $0.001 par value; 10,000,000 shares authorized, 7,000,000 issued and outstanding with liquidation preference of $26,317 as of each, December 31, 2019 and 2018.	7,000	26,317
Class C convertible preferred non-voting stock, $0.001 par value, 10,000,000 shares authorized, 7,000,000 issued and outstanding with liquidation preference of $3,500 as of each, December 31, 2019 and 2018.	7,000	3,500
Common stock, $0.0001 par value; 150,000,000 shares authorized, 5,651,217 and 4,386,217 issued and outstanding as of December 31, 2019 and 2018, respectively.	565	438
Additional paid-in capital	55,817	40,000
Accumulated deficit	(559,698)	(257,948)
Total Stockholders’ Deficiency	(489,316)	(187,693)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$14,453	$6,293

See accompanying notes, which are an integral part of these financial statements.

EDGE DATA SOLUTIONS, INC. (Formerly Blockchain Holdings Capital Ventures, Inc.)

STATEMENT OF OPERATIONS

For the Year Ended December 31, 2019 and the Period from February 5, 2018 (Inception) Through December 31, 2018

	Year Ended December 31, 2019	Period from February 5, 2018 (Inception) Through December 31, 2018

Revenues:
Equipment sales - related party	$-	$150,104
Consulting and management fee revenue - related party	-	18,954
Equipment sales	-	72,020
Consulting and management fee revenue	-	44,380
Mining commission revenue	-	3,464
Total Revenue	-	288,922

Cost of goods sold - related party	-	(144,990)
Cost of goods sold	-	(74,901)
Total Cost of Goods Sold	-	(219,891)

Gross Margin	-	69,031

Operating Expenses:
Sales and marketing	13,401	35,409
General and administrative	268,554	158,520
Impairment of long-lived assets	-	26,550
Stock-based compensation expense	127	29,817
Total Operating Expenses	282,082	250,296

Income from operations	(282,082)	(181,265)

Other Expense
Interest expense	(19,668)	-
Total Other Expense	(19,668)	-

Net Loss	$(301,750)	$(181,265)

Net Loss per share (basic and diluted)	$(0.06)	$(0.10)

Weighted average number of common shares outstanding	5,354,066	1,823,129

See accompanying notes, which are an integral part of these financial statements.

EDGE DATA SOLUTIONS, INC. (Formerly Blockchain Holdings Capital Ventures, Inc.)

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICICIENCY

For the Year Ended December 31, 2019 and the Period from February 5, 2018 (Inception) Through December 31, 2018

	Common Stock			Class A Preferred		Class C Convertible Preferred		Additional
	Shares							Paid-in	Accumulated	Stockholders’
	Pre-Split	Post-Split	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficiency

Balance, December 31, 2017	40,000,000	400,000	$40	10,000,000	$1,000	-	$-	$4,761	$(49,259)	$(43,458)
Issuance of common stock for compensation (pre-reverse recapitalization)	125,000	1,250	-					-		-
Issuance of common stock to satisfy debt (pre-reverse recapitalization)	98,230,000	982,300	98					10,463		10,561
Net income (pre-reverse recapitalization)									(43,348)	(43,348)
Recapitalization, August 23, 2018	300,000,000	3,000,000	300	(10,000,000)	(1,000)			(15,224)	15,924	-
Sale of common stock	266,667	2,667	-					40,000		40,000
Issuance of Class A and C Preferred shares for compensation				7,000,000	26,317	7,000,000	3,500			29,817
Reverse split, December 27, 2018										-
Net loss									(181,265)	(181,265)
Balance, December 31, 2018	438,621,667	4,386,217	438	7,000,000	26,317	7,000,000	3,500	40,000	(257,948)	(187,693)

Issuance of common stock for compensation	126,500,000	1,265,000	127							127
Reclassification allocating preferred stock value between par value and additional paid-in capital					(19,317)		3,500	15,817		-
Net loss									(301,750)	(301,750)
Balance, December 31, 2019	565,121,667	5,651,217	$565	7,000,000	$7,000	7,000,000	$7,000	$55,817	$(559,698)	$(489,316)

See accompanying notes, which are an integral part of these financial statements.

EDGE DATA SOLUTIONS, INC. (Formerly Blockchain Holdings Capital Ventures, Inc.)

STATEMENT OF CASH FLOWS

For the Year Ended December 31, 2019 and the Period from February 5, 2018 (Inception) Through December 31, 2018

	Year Ended December 31, 2019	Period from February 5, 2018 (Inception) Through December 31, 2018

Cash Flows from Operating Activities
Net Loss	$(301,750)	$(181,265)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Stock-based compensation	127	29,817
Impairment of long-lived assets	-	26,550
Changes in operating assets and liabilities:
Change in accounts payable	53,788	35,138
Change in accrued compensation - related party	(41,500)	82,500
Change in accrued expenses	9,066	103
Net Cash (Used in) Operating Activities	(280,269)	(7,157)

Cash Flows from Investing Activities
Purchase of property and equipment	-	(26,550)
Net Cash (Used in) Investing Activities	-	(26,550)

Cash Flows from Financing Activities
Proceeds from issuance of short-term convertible debt	200,000	-
Advances from related parties	88,429	-
Sale of common stock	-	40,000
Net Cash Provided by Financing Activities	288,429	40,000

Net Change In Cash	8,160	6,293

Cash at Beginning of Period	6,293	-
Cash at End of Period	$14,453	$6,293

Supplemental Disclosure of Cash Flow Information:
Accounts payable and accrued liabilities assumed in connection with reverse acquisition	$-	$76,245

See accompanying notes, which are an integral part of these financial statements.

EDGE DATA SOLUTIONS, INC. (Formerly Blockchain Holdings Capital Ventures, Inc.)

NOTES TO FINANCIAL STATEMENTS

As of December 31, 2019 and 2018 and for the Year Ended December 31, 2019 and the Period from
February 5, 2018 (Inception) Through December 31, 2018

NOTE 1: ORGANIZATION AND NATURE OF OPERATIONS

EDGE DATA SOLUTIONS, INC. (the “Company”), formerly Blockchain Holdings Capital Ventures, Inc. (formerly Southeastern Holdings, Inc., formerly Safe Lane Systems, Inc.) was incorporated in the State of Colorado on September 10, 2013. Safe Lane Systems, Inc. redomiciled to become a Delaware holding corporation in September of 2016. On September 22, 2016, Safe Lane Systems, Inc. formed two wholly owned subsidiaries, SLS Industrial, Inc and Southeastern Holdings, Inc. (both Delaware corporations) and on September 30, 2016 completed a merger and reorganization in which Southeastern Holdings, Inc. (now Edge Data Solutions, Inc.) became the holding company. On December 1, 2016, the Company spun off its wholly owned subsidiary, SLS Industrial, Inc., along with its assets and liabilities, leaving Southeastern Holdings, Inc. as the only surviving entity.

On August 23, 2018, the Company entered into a Bill of Sale and Assignment and Assumption Agreement with Blockchain Holdings, LLC (“Blockchain”), pursuant to which the Company purchased all of the assets of Blockchain which are used in the business of sourcing of blockchain mining equipment from various suppliers for their customers and also providing management of the equipment hosted, mining pools and tech work on such equipment. The Company issued 300,000,000 (equivalent to 3,000,000 after the reverse split) shares of its common stock, par value $.0001 to the members of Blockchain in exchange for the assets of Blockchain.

On August 30, 2018 the Company changed its name to Blockchain Holdings Capital Ventures, Inc. Subsequently, on January 13, 2020, the Company changed its name to Edge Data Solutions, Inc.

Business description

Edge Data Solutions, Inc. (“EDSI” or “Company”) is a holding company with a foundation on building out a network of next generation, decentralized datacenters in support of the rapid growth driven by advanced computing technologies, including blockchain. Centralized infrastructure facilities servicing multiple geographical areas encounter many issues such as data congestion and weak network connections. To address this, data processing is moving closer to the customer. EDSI offers low-cost, secure colocation and private data hosting to meet this demand for Edge and micro datacenters. Technologies that are driving the movement range from cloud or information services, communications, networking, blockchain mining, disaster recovery solutions, AI, IoT, Big data, rendering, 5G, retail, healthcare, financial services, Smart Cities and self-driving cars. EDSI’s datacenters will generate revenue immediately after being deployed with a blockchain mining solution. These will be strategically placed to support both Edge customers and blockchain mining simultaneously. The modular design and ability to add additional datacenters as needed, preserves up front capital allowing for rapid deployment and scalability as business demand increases.

After further evaluation of the market the Company is exploring options to purchase properties for its anticipated datacenter deployment.

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

EDGE DATA SOLUTIONS, INC. (Formerly Blockchain Holdings Capital Ventures, Inc.)

NOTES TO FINANCIAL STATEMENTS

As of December 31, 2019 and 2018 and for the Year Ended December 31, 2019 and the Period from
February 5, 2018 (Inception) Through December 31, 2018

Reverse Recapitalization

The Company evaluated the August 23, 2018 acquisition of Blockchain Holdings, LLC’s outstanding interests and determined that the acquisition falls under guidance of the SEC’s Financial Reporting Manual, Section 12100, which deems the transaction to be a change in control and a “capital transaction in substance.” The Merger is being accounted for as a reverse recapitalization. Reverse recapitalization accounting applies when a non-operating public shell company (Southeastern Holdings, Inc.) acquires a private operating company (Blockchain) and the owners and management of the private operating company have actual or effective voting and operating control of the combined company. A reverse recapitalization is equivalent to the issuance of stock by the private operating company for the net monetary assets of the public shell corporation accompanied by a recapitalization with accounting similar to that resulting from a reverse acquisition, except that no goodwill or other intangible assets are recorded. The reverse recapitalization accounting is attributable to a long-held position of the staff of the Securities and Exchange Commission as the acquisition of a non-operating public shell company does not qualify as a business for business combination purposes, as described in Accounting Standards Codification Topic 805, Business Combinations. The Company’s recapitalization entry resulted in the following changes to equity:

	Prior to Recapitalization	Transaction August 23, 2018	Recapitalization August 23, 2018	After Recapitalization
Class A super voting preferred stock*	$1,000	$-	$(1,000)	$-
Class B non-voting preferred stock*	-			-
Common stock	13,836	30,000		43,836
Additional paid-in capital	1,526		(121,607)	(120,081)
Accumulated deficit	(92,607)		92,607	-
Total Stockholders’ Equity / (Deficit)	$(76,245)	$30,000	$(30,000)	$(76,245)

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

Cash Equivalents and Concentration of Cash Balance

The Company considers all highly liquid securities with an original maturity of less than three months to be cash equivalents. The Company’s cash and cash equivalents in bank deposit accounts, at times, may exceed federally insured limits. As of December 31, 2019 and 2018, the Company’s cash balances did not exceed federally insured limits.

EDGE DATA SOLUTIONS, INC. (Formerly Blockchain Holdings Capital Ventures, Inc.)

NOTES TO FINANCIAL STATEMENTS

As of December 31, 2019 and 2018 and for the Year Ended December 31, 2019 and the Period from
February 5, 2018 (Inception) Through December 31, 2018

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

As of each, December 31, 2019 and 2018, the Company had $0 of property and equipment, net of $26,550 of impairment.

Accounts Payable and Accrued Liabilities

Accounts payable consisted of $74,434 of liabilities incurred by the issuer prior to the merger as of each December 31, 2019 and 2018. The remaining accounts payable of $88,926 and $35,138 as of December 31, 2019 and 2018, respectively, consisted of amounts due for professional services and various other general and administrative expenses incurred after the acquisition.

Accrued expenses consisted of $1,811 for state and local taxes payable and $103 of accrued interest due to a vendor as of December 31, 2018. As of December 31, 2019, accrued expenses consisted of $1,811 of state and local taxes payable, $1,903 of accrued interest due to a vendor and $7,266 of accrued interest on convertible debt.

Accrued liabilities as of December 31, 2018 also included $82,500 of accrued consulting fees payable to entities owned by the CEO and COO ($45,000 and $37,500, respectively). As of December 31, 2019, accrued liabilities included $41,000 of accrued consulting fees payable to entities owned by the CEO ($22,000 and $19,000, respectively).

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

EDGE DATA SOLUTIONS, INC. (Formerly Blockchain Holdings Capital Ventures, Inc.)

NOTES TO FINANCIAL STATEMENTS

As of December 31, 2019 and 2018 and for the Year Ended December 31, 2019 and the Period from
February 5, 2018 (Inception) Through December 31, 2018

Revenue Recognition

The Company recognizes revenue under ASC 606, using the following five-step model, which requires that we: (1) identify a contract with the customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to performance obligations and (5) recognize revenue as performance obligations are satisfied. The Company’s revenue streams historically consisted of three components:

1.	Equipment sales – The Company purchased and resold equipment, recognizing the equipment’s original costs and costs to deliver such to the customer as costs of goods sold.

2.	Consulting and management fees – These fees consisted of various services provided to companies entering the blockchain space and range from equipment setup to facility management to general consulting.

3.	Coin mining commissions – The Company collected a 5% commission on coins processed by its management clients.

While the operating company generated early revenue from the aforementioned sources, the Company has shifted its focus to finding, building, vetting and acquiring assets to support computing demands including the blockchain and other computing-intensive spaces and is not currently pursuing operations that historically have generated revenue.

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

In August 2019, the Company issued 50,000 shares of common stock to an advisor for services rendered. The Company’s contract with the advisor called for 50,000 shares of common stock to be issued every 90 days, resulting in an additional 50,000 shares due in November 2019. The Company accrued such shares in 2019, and the Board subsequently approved issuance in January 2020.

The Company recognized stock-based compensation expense of $127 for the year ended December 31, 2019 and $26,317 of stock-based compensation expense. For the period from February 5, 2018 (Inception) through December 31, 2018.

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

EDGE DATA SOLUTIONS, INC. (Formerly Blockchain Holdings Capital Ventures, Inc.)

NOTES TO FINANCIAL STATEMENTS

As of December 31, 2019 and 2018 and for the Year Ended December 31, 2019 and the Period from
February 5, 2018 (Inception) Through December 31, 2018

The Company recognizes the amount of taxes payable or refundable for the current year and recognizes deferred tax liabilities and assets for the expected future tax consequences of events and transactions that have been recognized in the Company’s financial statements or tax returns.

NOTE 3: GOING CONCERN

As shown in the accompanying financial statements as of December 31, 2019, the Company had $14,453 of cash, as compared to total current liabilities of $503,769, has incurred substantial operating losses, and had an accumulated deficit of $559,698. Furthermore, the Company’s revenue history has been limited and unstable, and there can be no assurances of future revenues.

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

EDGE DATA SOLUTIONS, INC. (Formerly Blockchain Holdings Capital Ventures, Inc.)

NOTES TO FINANCIAL STATEMENTS

As of December 31, 2019 and 2018 and for the Year Ended December 31, 2019 and the Period from
February 5, 2018 (Inception) Through December 31, 2018

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

On August 29, 2018, the Company’s former CEO purchased 266,667 (equivalent to 2,667 post-split) common shares for $40,000.

On December 13, 2018, the Company announced a 100-for-1 reverse split of outstanding common shares. On December 27, 2018, the reverse split became effective, resulting in the outstanding common share pool being reduced from 438,621,667 shares to 4,386,217 common shares, resulting in a reclassification of $39,477 from the common stock’s par value to additional paid-in capital. At that time, the Company also reduced its authorized common shares from 450,000,000 to 150,000,000.

On September 30, 2019, the Company re-allocated its preferred stock value between par value and additional paid-in capital, resulting in a net reclassification of $15,817 from Class A and Class C preferred stock to additional paid-in capital during the year ended December 31, 2019.

As of December 31, 2019, the Company was authorized to issue 150,000,000 shares of common stock. All common stock shares have full dividend and voting rights. However, it is not anticipated that the Company will be declaring dividends in the foreseeable future.

As of December 31, 2019, the Company had 5,651,217 common shares outstanding.

As of December 31, 2019, 7,000,000 shares of Class A Preferred Stock and 7,000,000 shares of Class C Preferred Stock were issued and outstanding.

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

During 2019, the Company paid $5,000 and $25,000 in current period consulting fees, paid out $45,000 and $37,500 of previously accrued consulting fees, and accrued an additional $22,000 and $19,000 of consulting fees to entities controlled by the CEO and COO, all respectively. As of December 31, 2019, accrued consulting fees payable to the CEO and COO totaled $22,000 and $19,000, respectively. The Company does not currently have consulting or employment agreements with these individuals, and as a result, these fees may fluctuate from time to time. While the Company believes these individuals were appropriately classified as contractors and has accordingly neither paid nor accrued payroll taxes, these payments may result in future tax liabilities should the Internal Revenue Service deem these individuals to be employees.

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

EDGE DATA SOLUTIONS, INC. (Formerly Blockchain Holdings Capital Ventures, Inc.)

NOTES TO FINANCIAL STATEMENTS

As of December 31, 2019 and 2018 and for the Year Ended December 31, 2019 and the Period from
February 5, 2018 (Inception) Through December 31, 2018

During the period from February 5, 2018 (Inception) through December 31, 2018, the Company’s revenues and costs of goods sold included the following related party transactions:

	Management and Consulting Fees	Equipment Sales
Customer	February 5, 2018 (Inception) through December 31, 2018	February 5, 2018 (Inception) through December 31, 2018
ChineseInvestors.com, Inc. (1)	$18,954	$141,263
Paul Dickman (2)	-	6,450
Delray Wannemacher (3)	-	2,391
Total related party revenue	$18,954	$150,104
Cost of goods sold	-	(159,450)
Gross margin	$18,954	$(9,346)

(1) Paul Dickman, the Company’s former CEO was the CFO of ChineseInvestors.com, Inc. and was therefore deemed to exercise significant influence.

(2) Paul Dickman is the Company’s former CEO.

(3) Delray Wannemacher is the Company’s current CEO.

During 2019, the Company’s CEO and COO paid expenses on behalf of the Company totaling $101,694 and $36,216, and the Company repaid $42,454 and $7,027 of those expenses, respectively. As of December 31, 2019, the Company was indebted to the CEO for $59,240 and to the COO for $29,189 for expenses paid on behalf of the company.

As of December 31, 2019 and 2018, the Company was indebted to its CEO and COO for $41,000 and $82,500 of accrued consulting fees, respectively.

NOTE 6: CONVERTIBLE NOTES

In May 2019, the Company issued short-term convertible notes for total proceeds of $100,000 and issued another convertible note in November 2019 for an additional $100,000. These notes mature one year from execution and accrue interest at a rate of 10% per annum. Conversion terms call for conversion of principal and accrued interest at 70% of the stock price upon closing any offering resulting in aggregate financing of at least $1,000,000.

The Company evaluated the convertible notes in light of ASC 470 and determined that a beneficial conversion feature exists. However, given the lack of a market for the Company’s stock, the Company concluded that such a feature would be trivial in value and allocated the full principal amount to the convertible note liability.

During the year ended December 31, 2019, the Company recorded interest expense of $7,267, resulting in accrued interest of $7,267 as of December 31, 2019.

Subequently, in January 2020, two noteholders converted $100,000 of principal and $6,966 of interest into 427,862 equity units at $0.25, each consisting of a three-year warrant to purchase two shares of the Company’s common stock for $0.50 each, and one share of the Company’s common stock.

EDGE DATA SOLUTIONS, INC. (Formerly Blockchain Holdings Capital Ventures, Inc.)

NOTES TO FINANCIAL STATEMENTS

As of December 31, 2019 and 2018 and for the Year Ended December 31, 2019 and the Period from
February 5, 2018 (Inception) Through December 31, 2018

NOTE 7: INCOME TAX

The Company recorded no deferred income tax provision or benefit for the year ended December 31, 2019 or the period from February 5, 2018 (Inception) through December 31, 2018, because the Company believes it is more likely than not that net operating loss carryforwards will not be utilized in the near future due to net losses. The Company has generated no taxable income. The income tax provision (benefit) differs from the amount computed by applying the U.S. Federal income tax rate of 21% plus applicable state rates to the loss before income taxes due to the unrecognized benefit resulting from the Company’s valuation allowance, as well as due to nondeductible expenses. The Company’s blended tax rate of 21% currently consists of 21% for U.S. Federal income tax and 0% for Delaware state income taxes. The following tables set forth the Company’s analysis of its deferred tax assets and related valuation allowances:

Income Tax Valuation Allowance

	As of
	December 31, 2019	December 31, 2018

Net loss before income taxes	$(301,750)	$(181,265)
Adjustments to net loss:
Stock-based compensation expense	127	29,817
Permanent book-tax differences:
IRS deduction limitations	1,504	641
Net operating loss carryforwards retained from reverse recapitalization accounting acquiree	-	(76,683)
Net operating losses from reverse recapitalization accounting acquirer	-	151
Net taxable income (loss)	(300,119)	(227,339)
Income tax rate	21%	21%
Income tax recovery	(63,025)	(47,741)
Valuation allowance change	63,025	47,741
Provision for income taxes	$-	$-

Components of Deferred Income Tax Assets

	As of
	December 31, 2019	December 31, 2018
Net operating loss carryforward	$110,766	$47,741
Valuation allowance	(110,766)	(47,741)
Net deferred income tax asset	$-	$-

NOTE 8: CONCENTRATIONS, COMMITMENTS AND CONTINGENCIES

During the period from February 5, 2018 (Inception) through December 31, 2018, the Company identified the following concentrations among its customers, which it deems significant:

Concentration
Customer	February 5, 2018 (Inception) through December 31, 2018
Customer A (related party)	52%
Customer B	33%
Customer C	3%

The Company has identified no material commitments and contingencies through the date of these financial statements.

EDGE DATA SOLUTIONS, INC. (Formerly Blockchain Holdings Capital Ventures, Inc.)

NOTES TO FINANCIAL STATEMENTS

As of December 31, 2019 and 2018 and for the Year Ended December 31, 2019 and the Period from
February 5, 2018 (Inception) Through December 31, 2018

NOTE 9: RECENT ACCOUNTING PRONOUNCEMENTS

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

NOTE 10: SUBSEQUENT EVENTS

On January 10, 2020, the Company purchased graphics hardware with a stated value of $16,000 for 32,000 shares of common stock. This purchase occurred in connection with a nonbinding memo of understanding pertaining to a prospective acquisition. This transaction has not yet closed as of the date of these financial statements.

In January 2020, the Company also approved the issuance of 50,000 common shares to the advisor whose shares were accrued in November 2019, as discussed in the “Stock-Based Compensation” section of Note 2.

In January 2020, the Company issued 627,862 equity units at $0.25 to two individuals in exchange for conversion of $100,000 of convertible notes and $6,966 of accrued interest and an additional $50,000 of cash. Each equity unit consists of a three-year warrant to purchase two shares of the Company’s common stock for $0.50 each, and one share of the Company’s common stock. The Company may call the warrants in the event its common stock trades for $1.00 or more per share for ten out of fifteen consecutive trading days.

On January 29, 2020, the Company entered into a master service agreement with Charter Trading Corporation (“Charter”), a Texas company, under which Charter will provide materials and various engineering and design services in connection with the Company’s development of planned datacenters. The Company has not yet realized any financial impacts pertaining to this agreement.

In February 2020, the Company issued a one-year convertible note for $100,000, bearing interest at 10% annually and calling for conversion at a 30% discount in the event of a financing exceeding $1,000,000.

In February 2020, the Company issued 50,000 additional shares to an advisor pursuant to an advisory agreement.

Effective March 1, 2020, the Company entered into a consulting agreement with a capital formation consultant, with the intent that the consultant will make introductions to potential capital sources. The consulting agreement calls for a monthly cash fee of $10,000 for the first six months and 100,000 shares of restricted common stock upon the earlier of (a) closing of $500,000 of debt or equity financing or (b) the second agreement renewal. Upon the earlier of (a) a $2,500,000 debt or equity financing or (b) the second agreement renewal, the consultant’s base compensation will increase to $15,000 per month. In the event the Company achieves at least $2,500,000 of debt or equity funding, the consultant will receive 250,000 fully vested warrants to purchase shares of the Company’s common shares at $0.25 each for the next three years. The Company may, at the option of the Board, issue additional equity as an annual performance bonus.

On March 29, 2020, the Company entered into two agreements with NFS Leasing, Inc. to lease datacenter equipment for 36 months, at which point the company has the options to: (a) purchase equipment at fair market value, (b) extend lease payments on a month-to-month basis or (c) return the equipment. The agreements call for payment, as follows:

●	Agreement 1: Initial payment of $12,686 ($7,754 security deposit, $3,140 sales tax, a $500 origination fee and one month of rent at $1,292), with 35 monthly payments of $1,292 to follow. All payments are made in advance.

●	Agreement 2: Initial payment of $85,863 ($69,775 security deposit, $959 sales tax on first month’s rent, a $3,500 origination fee and one month of rent at $11,629), with 35 monthly payments of $11,629 plus sales tax to follow. All payments are made in advance.

On April 9, 2020, the Company issued a one-year convertible note for $50,000, bearing interest at 10% per annum and calling for conversion at a 30% discount in the event of a financing exceeding $1,000,000.

Management has evaluated all significant events through the date the financial statements were available to be issued, noting no further subsequent events requiring disclosure.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Operating Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-K. Disclosure controls and procedures are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-K, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and is communicated to our management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our management concluded that, as of December 31, 2019, our disclosure controls and procedures were not effective.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. Based on this assessment, management believes that as of December 31, 2019, our internal control over financial reporting is not effective based on those criteria.

Specifically, management’s evaluation identified the following material weaknesses, which existed as of December 31, 2019:

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE DIRECTORS AND EXECUTIVE OFFICERS

BOARD OF DIRECTORS AND EXECUTIVE OFFICERS

Name	Age	Position	Term
Delray Wannemacher	46	CEO, Director	Annual
Daniel Wong	36	COO, Director	Annual

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

Mr. Wannemacher has successfully built and sold two private companies of his own and has helped to take another public. He has an extensive background in technology and applied science, holding over a dozen certifications with Cisco, AT&T, and various others. Most of these were acquired while working for MCI, Internet Communications, and HSA, where he was an integration engineer and managed over 174 locations. He gained extensive knowledge in WAN (Cloud) and LAN infrastructure, as well as a deep familiarity with designing, implementing and maintaining network operation centers (NOC), datacenters, disaster recovery solutions, storage solutions, security solutions, cloud solutions, and other related matters.

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

In 2018, he co-founded Blockchain Holdings, LLC that was soon after acquired by Edge Data Solutions, Inc. As COO and Board Member for EDSI, Mr. Wong’s primary focus is to grow the company’s marketplace share using his expertise in blockchain technology, digital asset management, investment growth strategies, and customer and investor relations. His experience in launching multiple companies and assisting a variety of client companies to expand their market reach gives Mr. Wong the unique ability to make EDSI a leader in an emerging industry with unlimited potential.

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

ITEM 11. EXECUTIVE COMPENSATION

Name & Position	Year	Contract Payments ($)		Bonus ($)	Stock Awards ($)		Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Delray Wannemacher	2018	$10,000	(1)	$-	$17,038	(2)	$-	$-	$-	$-	$29,056
CEO	2019	$50,000	(3)	$-	$-		$-	$-	$-	$-	$45,000

Daniel Wong	2018	$7,500	(1)	$-	$12,779	(2)	$-	$-	$-	$-	$22,297
COO	2019	$62,500	(3)	$-	$-		$-	$-	$-	$-	$37,500

(1)	Mr. Wannemacher and Mr. Wong have no written contracts or employment agreements with the Company. The Company paid cash amounts of $10,000 to Mr. Wannemacher and $7,500 to Mr. Wong on September 18, 2018 for services rendered.

(2)	In October 2018, the Company issued 4,000,000 and 3,000,000 of Class A Supermajority Voting Preferred Stock and 4,000,000 and 3,000,000 shares of its Class C Preferred Stock to Mr. Wannemacher and Mr. Wong, respectively. Since there was no active market for any class of the Company’s stock, the Company determined that the fair market value of the Class A shares to be $26,317 based on voting powers equal to 60% of the then-outstanding common stock at par value. The Company further deemed the value of the Class C shares to be $3,500 based on the assumption that these shares were equivalent to 35,000,000 shares of common stock at $0.0001 par value, based on the conversion rights of that class. The Company immediately recorded the values in their entirety as compensation expense under ASC 718, since the shares were fully vested and had no required service period.

(3)	Mr. Wannemacher and Mr. Wong have no written contracts or employment agreements with the Company. The Company paid aggregate cash amounts of $45,000 to Mr. Wannemacher and $37,500 to Mr. Wong during 2019 for accrued consulting fees for services rendered in 2018 and $5,000 and $25,000, respectively, of current period consulting fees.

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

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

There are no outstanding equity awards held by the Chief Executive Officer, Chief Operating Officer or the Company’s most highly compensated executive officers for period from February 5, 2018 (Inception) through December 31, 2019 (the “Named Executive Officers”).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following tables set forth certain information regarding beneficial ownership of our common stock, as of April 8, 2019, by:

●	each person who is known by Edge Data Solutions, Inc. to own beneficially more than 5% of the Company’s outstanding common stock,
●	each of the Company’s named executive officers and directors, and
●	all executive officers and directors as a group.

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

OFFICERS AND DIRECTORS

Title of Class	Name of Beneficial Owner (1)	Amount and Nature of Beneficial Owner		Percent of Class (2)
Common shares	Delray Wannemacher, CEO and Director	1,000,000	(2)	40.6	%(3)
Common shares	Daniel Wong, COO and Director	1,000,000	(4)	32.0	%(5)
Common shares	All Directors and Executive Officers as a Group (2 persons)	2,000,000		72.6%

(1)	The address of each person listed above, unless otherwise indicated, is 3550 Lenox Road NE. 21st Floor Atlanta GA 30326
(2)	This number includes 1,000,000 shares of Common Stock owned by Wannemacher Corp., a company controlled by Mr. Wannemacher.
(3)	This percentage is based upon 6,361,079 shares issued and outstanding on a fully diluted basis and takes into account that holders of Common Stock only have 40% of the voting power due to the Class A Preferred Super Majority Voting Stock (“Class A”) and that as a holder of Class A, Mr. Wannemacher has an additional voting power of 34%.
(4)	This number includes 1,000,000 shares of Common Stock owned by Omnivance Advisors, Inc., a company controlled by Mr. Wong.
(5)	This percentage is based upon 6,361,079 shares issued and outstanding on a fully diluted basis and takes into account that holders of Common Stock only have 40% of the voting power due to the Class A and that as a holder of Class A, Mr. Wong has an additional voting power of 26%.

GREATER THAN 5% STOCKHOLDERS

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class (1)
Common shares	Wannemacher Corp	1,000,000	15.7%
Common shares	Omnivance Advisors, Inc.	1,000,000	15.7%
Common shares	Wingspan Ventures, Inc.	1,000,000	15.7%
Common shares	Paul D. Dickman	1,153,534	18.1%
Common shares	JMA Enterprises	420,876	6.6%
Common shares	Fisher Herman Construction, Inc.	325,000	5.1%

(1)	Based upon 6,361,079 shares issued and outstanding on a fully diluted basis. Also takes into account that holders of Common Stock only have 40% of the voting power due to the Class A.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

GENERAL. TURNER, STONE & COMPANY, L.L.P. (“TURNER, STONE & COMPANY”) is the Company’s independent registered public accounting firm. The Company’s Board of Directors has considered whether the provisions of audit services are compatible with maintaining TURNER, STONE & COMPANY’s independence. The engagement of our independent registered public accounting firm was approved by our board of directors functioning as our audit committee prior to the start of the audit of our consolidated financial statements for the year ended December 31, 2019.

The following table represents aggregate fees billed to the Company for the years ended December 31, 2019 and 2018.

	Year Ended December 31,
	2019	2018
Audit Fees	$23,000	$5,000
Audit-related Fees	–	–
Tax Fees	$–	$–
All Other Fees	$–	$–
Total Fees	$23,000	$5,000
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

EDGE DATA SOLUTIONS, INC.

Date: April 14, 2020

	By:	/s/ Delray Wannemacher
Delray Wannemacher, CEO

In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

EDGE DATA SOLUTIONS, INC.

Dated: April 14, 2020

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

