Form 10-Q
period 2020-03-31
Edge Data Solutions, Inc.
filed 2020-05-20
CIK 1614826

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of May 20, 2020, there were outstanding 6,421,079 shares of our common stock, par value $0.0001 per share, 7,000,000 shares of the Company’s Class A Super Voting preferred stock, par value $0.001 per share, and 7,000,000 shares of the Company’s Class C preferred stock, par value $0.001 per share

EDGE DATA SOLUTIONS, INC.

FORM 10-Q for the Quarter Ended March 31, 2020

2

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Edge Data Solutions, Inc. (Formerly Southeastern Holdings, Inc.)

A Delaware Corporation

Financial Statements

As of March 31, 2020 (Unaudited) and for the Three Months Then Ended (Unaudited)

3

Edge Data Solutions, Inc. (Formerly Southeastern Holdings, Inc.)

EDGE DATA SOLUTIONS, INC. (Formerly Southeastern Holdings, Inc.)

BALANCE SHEETS

	As of
	March 31, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$479	$14,453
Prepaid expense	16,496	-
Acquisition deposits	13,500	-
Total Current Assets	30,475	14,453

Non-Current Assets:
Right of use asset - finance lease	38,895	-
Property and equipment, net	29,540	-
Security deposit	7,753	-
Total Non-Current Assets	76,188	-

TOTAL ASSETS	$106,663	$14,453

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities:
Accounts payable	$175,901	$163,360
Convertible notes payable, short-term	210,000	200,000
Advances from related parties	86,795	88,429
Lease liabiltity - finance, current portion	11,363	-
Accrued compensation - related party	-	41,000
Accrued expenses	8,850	10,980
Total Current Liabilities	492,909	503,769

Non-Current Liabilities:
Lease liabiltity - finance, non-current portion	26,240	-
Total Non-Current Liabilities	26,240	-

Total Liabilities	519,149	503,769

Commitments and Contingencies (Note 10)	-	-

Stockholders’ Deficiency:
Class A super majority voting preferred stock, $0.001 par value; 10,000,000 shares authorized, 7,000,000 issued and outstanding with liquidation preference of $26,317 as of each, March 31, 2020 and December 31, 2019.	7,000	7,000
Class C convertible preferred non-voting stock, $0.001 par value, 10,000,000 shares authorized, 7,000,000 issued and outstanding with liquidation preference of $3,500 as of each, March 31, 2020 and December 31, 2019.	7,000	7,000
Common stock, $0.0001 par value; 150,000,000 shares authorized, 6,361,079 and 5,651,217 issued and outstanding as of March 31, 2020 and December 31, 2019, respectively.	636	565
Additional paid-in capital	228,295	55,817
Accumulated deficit	(655,417)	(559,698)
Total Stockholders’ Deficiency	(412,486)	(489,316)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$106,663	$14,453

See accompanying notes, which are an integral part of these financial statements.

EDGE DATA SOLUTIONS, INC. (Formerly Southeastern Holdings, Inc.)

STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31, 2020	March 31, 2019
	(Unaudited)	(Unaudited)
Revenues:
Revenue	$-	$-
Total Revenue	-	-

Cost of revenue	-	-
Total Cost of Revenue	-	-

Gross Margin	-	-

Operating Expenses:
Sales and marketing	-	3,583
General and administrative	77,201	16,075
Stock-based compensation expense	9,500	-
Depreciation expense	81	-
Total Operating Expenses	86,782	19,658

Income from operations	(86,782)	(19,658)

Other Expense
Interest expense	(8,937)	-
Total Other Expense	(8,937)	-

Net Loss	$(95,719)	$(19,658)

Net Loss per share (basic and diluted)	$(0.02)	$(0.00)

Weighted average number of common shares outstanding	6,285,204	4,748,884

See accompanying notes, which are an integral part of these financial statements.

EDGE DATA SOLUTIONS, INC. (Formerly Southeastern Holdings, Inc.)

STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31, 2020	March 31, 2019
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net Loss	$(95,719)	$(19,658)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation	81
Stock-based compensation	9,500	92
Changes in operating assets and liabilities:
Change in prepaid expense	(16,496)
Change in security deposits	(7,753)
Change in accounts payable	12,541	8,134
Change in accrued compensation - related party	(41,000)	-
Change in accrued expenses	(2,130)	377
Change in accrued interest related to note conversions	6,966
Net Cash (Used in) Operating Activities	(134,010)	(11,055)

Cash Flows from Investing Activities
Purchase of property and equipment	(23,538)	-
Deposits on prospective acquisition	(13,500)	-
Payment on finance lease	(1,292)	-
Net Cash (Used in) Investing Activities	(38,330)	-

Cash Flows from Financing Activities
Proceeds from issuance of short-term convertible debt	110,000	-
Related party advances	78,115	5,037
Repayment of related party advances	(79,749)	-
Sale of equity units	50,000	-
Net Cash Provided by Financing Activities	158,366	5,037

Net Change In Cash	(13,974)	(6,018)

Cash at Beginning of Period	14,453	6,293
Cash at End of Period	$479	$275

Supplemental Disclosure of Cash Flow Information:
Issuance of common stock for equipment purchases	$6,083	$-
Convertible debt principal and accrued interest converted to equity units	$106,966	$-

See accompanying notes, which are an integral part of these financial statements.

EDGE DATA SOLUTIONS, INC. (Formerly Southeastern Holdings, Inc.)

STATEMENT OF STOCKHOLDERS’ DEFICIENCY

As of and for the Three Months Ended March 31, 2019 (Unaudited)

	Common Stock		Class A Preferred		Class C Convertible Preferred		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficiency
Balance, December 31, 2018	4,386,217	$438	7,000,000	$26,317	7,000,000	$3,500	$40,000	$(257,948)	$(187,693)
Issuance of common stock for compensation	915,000	92					-		92
Net loss								(19,658)	(19,658)
Balance, March 31, 2019	5,301,217	$530	7,000,000	$26,317	7,000,000	$3,500	$40,000	$(277,606)	$(207,259)

See accompanying notes, which are an integral part of these financial statements.

EDGE DATA SOLUTIONS, INC. (Formerly Southeastern Holdings, Inc.)

STATEMENT OF STOCKHOLDERS’ DEFICIENCY

As of and for the Three Months Ended March 31, 2020 (Unaudited)

	Common Stock		Class A Preferred		Class C Convertible Preferred		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficiency
Balance, December 31, 2019	5,651,217	565	7,000,000	7,000	7,000,000	7,000	55,817	(559,698)	(489,316)

Debt conversions into equity units	427,862	43					106,923		106,966
Subscriptions to equity units	200,000	20					49,980		50,000
Common shares issued as compensation	50,000	5					9,495		9,500
Issuance of common stock for equipment	32,000	3					6,080		6,083
Net loss								(95,719)	(95,719)
Balance, March 31, 2020	6,361,079	$636	7,000,000	$7,000	7,000,000	$7,000	$228,295	$(655,417)	$(412,486)

See accompanying notes, which are an integral part of these financial statements.

EDGE DATA SOLUTIONS, INC. (Formerly Southeastern Holdings, Inc.)

NOTES TO FINANCIAL STATEMENTS

As of March 31, 2020 (Unaudited) and for the Three Months Then Ended (Unaudited)

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

On August 30, 2018 the Company changed its name to Blockchain Holdings Capital Ventures, Inc.

On January 13, 2020, the Company changed its name to Edge Data Solutions, Inc.

Business description

Edge Data Solutions, Inc. (EDSI) is poised to be an industry leading decentralized edge datacenter and cloud infrastructure company with several strategic advantages in the market. Our infrastructure supports streaming, network congestion, rendering, gaming, visualization and 3D, AI Rendering, cloud computing, disaster recovery, and enterprise blockchain protocols. Centralized infrastructure facilities servicing multiple geographical areas encounter many issues with data latency, congestion and weak network connections. To address this, data processing is moving closer to the customer. Edge Data Solutions offers green, low-cost, secure colocation and private data hosting to meet this demand for edge datacenters. Other technologies and sectors that are driving the movement range from telecom, 5G, remote work force, retail, architecture, building and construction, design and engineering, media and entertainment, healthcare and life sciences, academia, financial services, smart cities and self-driving cars. EDSI’s datacenters will be strategically placed in locations to support both edge customers and areas of projected growth. The modular design and ability to add additional datacenters in a specific location as needed preserves up front capital, allowing for rapid deployment and scalability as business demand increases.

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

Cash Equivalents and Concentration of Cash Balance

The Company considers all highly liquid securities with an original maturity of less than three months to be cash equivalents. The Company’s cash and cash equivalents in bank deposit accounts, at times, may exceed federally insured limits. As of March 31, 2020 and December 31, 2019, the Company’s cash balances did not exceed federally insured limits.

EDGE DATA SOLUTIONS, INC. (Formerly Southeastern Holdings, Inc.)

NOTES TO FINANCIAL STATEMENTS

As of March 31, 2020 (Unaudited) and for the Three Months Then Ended (Unaudited)

Right of Use Assets and Lease Liabilities

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The standard requires lessees to recognize almost all leases on the balance sheet as a Right-of-Use (“ROU”) asset and a lease liability and requires leases to be classified as either an operating or a finance type lease. The standard excludes leases of intangible assets or inventory. The standard became effective for the Company beginning January 1, 2019. Since the Company had no leases in place prior to or during 2019, the Company has adopted ASC 842 prospectively and has applied it to its first lease agreement in 2020.

Under ASC 842, the Company determines if an arrangement is a lease at inception. ROU assets and liabilities are recognized at commencement date based on the present value of remaining lease payments over the lease term. For this purpose, the Company considers only payments that are fixed and determinable at the time of commencement. As most of the Company’s leases do not provide an implicit rate, the Company estimated the incremental borrowing rate in determining the present value of lease payments. The ROU asset also includes any lease payments made prior to commencement and is recorded net of any lease incentives received. The Company’ lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise such options.

Property and Equipment

Property and equipment are stated at cost net of accumulated depreciation and amortization, and accumulated impairment, if any. Depreciation and amortization of property and equipment is provided using the straight-line method over estimated useful lives, which range from three to seven years.

As of March 31, 2020, the Company’s property and equipment consisted of $29,540 of datacenter equipment, net of $81 of accumulated depreciation. Depreciation expense for the three months ended March 31, 2020 was $81.

Long-Lived Assets

The Company evaluates the recoverability of its long-lived assets whenever events or changes in circumstances have indicated that an asset may not be recoverable. Long-lived assets are grouped with other assets at the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. If the sum of the projected undiscounted cash flows is less than the carrying value of the assets, the assets are written down to the estimated fair value. As of March 31, 2020, the Company determined that its long-lived assets have not been impaired.

Accounts Payable and Accrued Liabilities

Accounts payable consisted of $74,434 of liabilities incurred by the issuer prior to the merger as of each March 31, 2020 and 2019. The remaining accounts payable of $102,568 and $88,926 as of March 31, 2020 and December 31, 2019, respectively, consisted of amounts due for professional services and various other general and administrative expenses incurred after the acquisition.

As of December 31, 2019, accrued expenses consisted of $1,811 of state and local taxes payable, $1,903 of accrued interest due to a vendor and $7,266 of accrued interest on convertible debt. As of March 31, 2020, accrued expenses consisted of $1,811 of state and local taxes payable, $2,374 of accrued interest due to a vendor and $4,665 of accrued interest on convertible debt.

As of December 31, 2019, accrued liabilities included $41,000 of accrued consulting fees payable to entities owned by the CEO ($22,000 and $19,000, respectively). During the quarter ended March 31, 2020, the Company paid out the $41,000 of accrued compensation, for accrued related party compensation payable of $0 as of March 31, 2020.

EDGE DATA SOLUTIONS, INC. (Formerly Southeastern Holdings, Inc.)

NOTES TO FINANCIAL STATEMENTS

As of March 31, 2020 (Unaudited) and for the Three Months Then Ended (Unaudited)

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

Revenue Recognition

The Company recognizes revenue under ASC 606, using the following five-step model, which requires that the Company: (1) identify a contract with the customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to performance obligations and (5) recognize revenue as performance obligations are satisfied. The Company’s current and anticipated revenue streams consist of:

1.	GPU as a Service– The Company owns and operates high performance servers to provide hardware acceleration for rendering farms to process 3D and video rendering. In addition, these multi-purpose servers produce revenue from mining when the servers are not processing other jobs to ensure zero idle time and have the ability to run AI and HPC processing as well.

During the quarter ended March 31, 2020, the Company recognized no revenue. While the Company generated limited revenue in the second quarter of 2020, there can be no assurances that service lines will generate satisfactory revenue or continue to generate revenue.

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

On February 18, 2020, the Company issued 50,000 shares of common stock to an advisor and recorded $9,500 of stock-based compensation expense.

Subsequently, on May 6, 2020, the Company agreed to issue 60,000 shares of common stock to a consultant for services rendered.

EDGE DATA SOLUTIONS, INC. (Formerly Southeastern Holdings, Inc.)

NOTES TO FINANCIAL STATEMENTS

As of March 31, 2020 (Unaudited) and for the Three Months Then Ended (Unaudited)

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

NOTE 3: GOING CONCERN

As shown in the accompanying financial statements as of March 31, 2020, the Company had $479 of cash and $30,475 of current assets, as compared to total current liabilities of $492,909, has incurred substantial operating losses, and had an accumulated deficit of $655,417. Furthermore, the Company’s revenue history has been limited and unstable, and there can be no assurances of future revenues.

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

EDGE DATA SOLUTIONS, INC. (Formerly Southeastern Holdings, Inc.)

NOTES TO FINANCIAL STATEMENTS

As of March 31, 2020 (Unaudited) and for the Three Months Then Ended (Unaudited)

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

On January 20, 2020, the Company purchased datacenter equipment components for 32,000 shares of common stock and capitalized $6,083 based on the estimated value of surrounding equity transactions.

In January 2020, the Company issued 627,862 equity units at $0.25 to two individuals in exchange for conversion of $100,000 of convertible notes and $6,966 of accrued interest and an additional $50,000 of cash. Each equity unit consists of one three-year warrant to purchase two shares of the Company’s common stock for $0.50 each, and one share of the Company’s common stock. The Company may call the warrants in the event its common stock trades for $1.00 or more per share for ten out of fifteen consecutive trading days. In connection with these transactions, the Company assigned $119,665 of value to the common stock and $37,301 to the warrants using the Black-Scholes model with the following inputs:

Risk-free interest rate	1.44%-1.51%
Expected life of warrants	3 years
Annualized volatility	60%
Dividend rate	0%

On February 18, 2020, the Company issued 50,000 fully-vested shares of common stock to an advisor and recognized $9,500 of stock-based compensation expense associated with the grant.

As of March 31, 2020, the Company was authorized to issue 150,000,000 shares of common stock. All common stock shares have full dividend and voting rights. However, it is not anticipated that the Company will be declaring dividends in the foreseeable future.

As of March 31, 2020, the Company had 6,361,079 common shares outstanding.

As of March 31, 2020, 7,000,000 shares of Class A Preferred Stock and 7,000,000 shares of Class C Preferred Stock were issued and outstanding.

NOTE 5: RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2020, the Company paid out previously accrued consulting fees payable to the CEO and COO of $22,000 and $19,000, respectively, and paid $6,600 and $1,955 in health insurance premiums for the CEO and COO, respectively. The Company does not currently have consulting or employment agreements with these individuals, and as a result, these fees may fluctuate from time to time. While the Company believes these individuals were appropriately classified as contractors and has accordingly neither paid nor accrued payroll taxes, these payments may result in future tax liabilities should the Internal Revenue Service deem these individuals to be employees. As of March 31, 2020, the Company owed $0 of outstanding compensation to the CEO and COO.

During the three months ended March 31, 2020, the Company’s CEO and COO paid expenses on behalf of the Company totaling $47,804 and $30,311, and the Company repaid $54,749 and $25,000 of related party advances, respectively. As of March 31, 2020, the Company was indebted to the CEO for $52,295 and to the COO for $34,501, respectively, for expenses paid on behalf of the company.

EDGE DATA SOLUTIONS, INC. (Formerly Southeastern Holdings, Inc.)

NOTES TO FINANCIAL STATEMENTS

As of March 31, 2020 (Unaudited) and for the Three Months Then Ended (Unaudited)

NOTE 6: CONVERTIBLE NOTES

As discussed in Note 4, in January, two individuals converted a total of $100,000 of outstanding principal and $6,966 of accrued interest into 427,862 equity units, each consisting of one common share and a three-year warrant to purchase two shares of common stock at $0.50 per share, in connection with additional subscriptions totaling $50,000 to purchase 200,000 of these equity units.

In February 2020, the Company issued two short-term convertible notes for total proceeds of $110,000. These notes mature one year from execution and accrue interest at a rate of 10% per annum. Conversion terms call for conversion of principal and accrued interest at 70% of the stock price upon closing any offering resulting in aggregate financing of at least $1,000,000.

The Company evaluated the convertible notes in light of ASC 470 and determined that a beneficial conversion feature exists. However, given the contingent nature of the holder’s option and the lack of a market for the Company’s stock, the Company concluded that such a feature is not currently ascertainable and allocated the full principal amount to the convertible note liability.

During the three months ended March 31, 2020, the Company recognized $4,310 of interest expense on convertible debt, net of $6,966 converted interest, for outstanding accrued interest of $4,666 as of March 31, 2020.

NOTE 7: SIGNIFICANT AGREEMENTS

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

NOTE 8: FINANCE LEASE

On March 27, 2020, the Company entered into a 36-month lease for datacenter equipment. Terms of the lease call for 36 monthly payments of $1,292, with the first payment due at inception, together with a $7,753 security deposit, $3,140 of sales tax and a $500 origination fee, for a total of $12,685 due up front. The Company paid the $12,685 on March 27, 2020.

The Company evaluated the lease in light of ASC 842 and determined that it was a long-term finance lease, since (a) the lease term is for the major part of the remaining economic life of the underlying asset and (b) the present value of the sum of lease payments equals or substantially exceeds the fair value of the underlying asset. At lease inception, the Company recognized a right of use asset for $38,895, prepaid tax of $3,140 and a lease liability of $38,895. The Company will ratably amortize the right of use asset and prepaid tax to lease expense over the lease’s life. Based on the present value, term and payment schedule, the Company determined the lease’s implicit rate to be 12.55% and will record interest expense accordingly over the life of the lease.

EDGE DATA SOLUTIONS, INC. (Formerly Southeastern Holdings, Inc.)

NOTES TO FINANCIAL STATEMENTS

As of March 31, 2020 (Unaudited) and for the Three Months Then Ended (Unaudited)

As of March 31, 2020, lease-related assets and liabilities included:

Assets
Prepaid expense	$3,140
Right of use asset - finance lease	38,895
Security deposit	7,753
Total lease-related assets	$49,788

Liabilities
Lease liabiltity - finance, current portion	$11,363
Lease liabiltity - finance, non-current portion	26,240
Total lease-related liabilities	$37,603

Future maturities of the lease liability are as follows:

2020	$8,374
2021	12,500
2022	14,186
2023	2,543
Total future maturities	$37,603

NOTE 9: ACQUISITION DEPOSITS

During the three months ended March 31, 2020, the Company issued $13,500 of payments in connection with a prospective acquisition of the assets of Blockchain Resources Corp. While the transaction has not yet closed, the Company anticipates issuing significant equity and is still negotiating terms of the agreement as of the date of this filing. As such, the Company recorded the $13,500 as acquisition deposits as of March 31, 2020.

NOTE 10: CONCENTRATIONS, COMMITMENTS AND CONTINGENCIES

As of and for the three months ended March 31, 2020, the Company determined that there were no significant concentrations, commitments and contingencies.

NOTE 11: RECENT ACCOUNTING PRONOUNCEMENTS

In February 2016, the FASB issued ASU 2016-02, “Leases” (Topic 842). This ASU requires a lessee to recognize a right-of-use asset and a lease liability under most operating leases in its balance sheet. The ASU is effective for annual and interim periods beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company has adopted this accounting policy on January 1, 2019 and applied the standard to its current capital lease.

Management does not believe that any other recently issued, but not yet effective, accounting standards could have a material effect on the accompanying financial statements. As new accounting pronouncements are issued, we will adopt those that are applicable under the circumstances.

NOTE 12: SUBSEQUENT EVENTS

On April 9, 2020, the Company entered into a one-year convertible promissory note for $50,000. The note bears 10% interest per annum and is convertible at a 30% discount in the event of a $1,000,000 or greater financing.

On April 22, 2020, the Company entered into two convertible promissory notes, each for $50,000 and maturing in one year. These notes bear 12% interest per annum and are convertible at a 30% discount in the event of a $1,000,000 or greater financing.

On May 6, 2020, the Company agreed to issue 60,000 shares of common stock to a consultant in exchange for services rendered.

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

On August 30, 2018 the Company changed its name to Blockchain Holdings Capital Ventures, Inc.

On January 13, 2020, the Company changed its name to Edge Data Solutions, Inc.

Edge Data Solutions, Inc. (EDSI) is poised to be an industry leading decentralized edge datacenter/cloud infrastructure company with several strategic advantages in the market. Our infrastructure supports streaming, network congestion, rendering, gaming, visualization and 3D, AI Rendering, cloud computing, disaster recovery, and enterprise blockchain protocols. Centralized infrastructure facilities servicing multiple geographical areas encounter many issues with data latency, congestion and weak network connections. To address this, data processing is moving closer to the customer. Edge Data Solutions offers green, low-cost, secure colocation and private data hosting to meet this demand for edge datacenters. Other technologies and sectors that are driving the movement range from telecom, 5G, remote work force, retail, architecture, building and construction, design and engineering, media and entertainment, healthcare and life sciences, academia, financial services, smart cities and self-driving cars. EDSI’s datacenters will be strategically placed in locations to support both edge customers and areas of projected growth. The modular design and ability to add additional datacenters in a specific location as needed preserves up front capital, allowing for rapid deployment and scalability as business demand increases.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. However, the above conditions raise substantial doubt about the Company’s ability to do so. New business opportunities may never emerge, and we may not be able to sufficiently fund the pursuit of new business opportunities should they arise.

As of March 31, 2020, we had approximately $479 of cash on hand. Our current monthly cash burn rate is approximately $35,000, and it is expected that burn rate will continue and is expected to continue at $35,000 until significant additional capital is raised and our marketing plan is executed. Our trade creditors may call debts at any time, and our cash reserves would not be sufficient to satisfy all balances. We are currently dependent on minimal expenses to be covered by a loan or other cash infusion from the Company’s CEO and Director Delray Wannamaker, and COO and Director, Daniel Wong. There is no guarantee that this cash infusion will continue to be made.

Operating results for the three months ended March 31, 2020 and 209:

For the three months ended March 31, 2020, the Company generated revenues of $0 from operations, compared to $0 for the three months ended March 31, 2019, a decrease of $0 or 0%. The Company anticipates future revenue from its current efforts, but there can be no assurances that such efforts will be successful.

For the three months ended March 31, 2020, costs of net revenues were $0, compared to $0 for the three months ended March 31, 2019.

As a result of the changes in revenues and cost of net revenues discussed above, the Company’s gross margin remained consistent at $0 for the three months ended March 31, 2020 and 2019.

For the three months ended March 31, 2020, selling, general and administrative expenses were $77,201, compared to $19,658 during the three months ended March 31, 2019, an increase of $57,543, or 293%. The increase in these expenses are attributable to increased legal, accounting and other professional fees.

During the three months ended March 31, 2020, the Company recognized $81 of depreciation expense and $0 during the three months ended March 31, 2019, as a result of equipment that was deemed worthless.

During the three months ended March 31, 2020, the Company recognized $8,937 of interest expense, as compared to $0 for the three months ended March 31, 2019. The increase of $8,937, or 100%, is attributable to the accrual of interest on convertible debt and certain balances due to our vendors.

As a result of the changes in operating expenses, the Company incurred a net loss of $95,719 for the three months ended March 31, 2020, compared to a net loss of $19,658 for the three months ended March 31, 2019, a change of $76,061, or 387%.

The future trends of all expenses are expected to be primarily driven by the Company’s ability to execute its business plans. Furthermore, the Company’s ability to continue to fund operating expenses will depend on its ability to raise capital. There can be no assurance that the Company will be successful in doing so.

Liquidity and Capital Resources

The Company’s cash position at March 31, 2020 decreased by $13,974 to $479, as compared to a balance of $14,453, as of December 31, 2019. The decrease in cash for the three months ended March 31, 2020 was attributable to net cash used in operating activities of $134,010, $38,330 of net cash used in investing activities, and net cash provided by financing activities of $158,366.

As of March 31, 2020, the Company had a deficit in working capital of $462,434, compared to a deficit in working capital of $489,316 at December 31, 2019, representing an increase in working capital of $26,882, attributable to prepaid expenses and acquisition deposits.

Net cash used in operating activities of $134,010 during the three months ended March 31, 2020, as compared to net cash of $11,055 used in operating activities for the three months ended March 31, 2019, was primarily attributable to a significant net loss, which was offset by stock-based compensation and decreases in accounts payable and increased by payment of accrued liabilities.

Net cash used by investing activities was $38,330 for the three months ended March 31, 2020 increased by $38,330 from $0 of cash used by investing activities for the three months ended March 31, 2019. This is attributable to the Company acquiring datacenter equipment and advancing funds pertaining to a prospective acquisition.

Net cash provided by financing activities of $158,366 during the three months ended March 31, 2020 increased by $153,329, as compared to $5,037 during the three months ended March 31, 2019. The difference was a result of the issuance of convertible debt and subscriptions to equity units.

As reported in the accompanying consolidated financial statements, for the three months ended March 31, 2020 and 2019, the Company incurred net losses of $95,719 and $19,785, respectively. The Company produced no revenues during the periods. The Company’s ability to continue as a going concern is dependent upon its ability to generate revenue, reach consistent profitability and raise additional capital. To date, the Company has raised funds from related party advances, convertible debt, subscriptions to equity units, and the sale of common stock to its former CEO. It intends to finance its future operating activities and its working capital needs largely from proceeds from the sale of equity securities, if any. The sale of equity and entry into other future financing arrangements may result in dilution to stockholders and those securities may have rights senior to those of common shares. If the Company raises additional funds through the issuance of convertible notes or other debt financing, these activities or other debt could contain covenants that would restrict the Company’s operations. Any other third-party funding arrangements could require the Company to relinquish valuable rights. The Company will require additional capital beyond its currently anticipated needs. Additional capital, if available, may not be available on reasonable terms or at all.

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

Financial Condition

The Company’s total assets as of March 31, 2020 and December 31, 2019 were $106,663 and $14,453, respectively, representing an increase of $92,210, or 638%. Total liabilities as of March 31, 2020 and December 31, 2019 were $519,149 and $503,769, respectively, for an increase of $15,380, or 3%. The significant change in the Company’s financial condition is attributable to convertible debt issued, the sale of equity units, commencement of a finance lease arrangement, cash burn from operations and increases in accounts payable and repayment of accrued expenses. As a result of these transactions, the Company’s cash position decreased from $14,453 to $479 during the three months ended March 31, 2020.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Operating Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Disclosure controls and procedures are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-Q, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and is communicated to our management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our management concluded that, as of March 31, 2020, our disclosure controls and procedures were not effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2020 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II

Item 1. Legal Proceedings.

The Company is not a party to any legal proceeding that it believes will have a material adverse effect upon its business or financial position.

Item 1A. Risk Factors.

Not required for smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the period from January 1, 2020 through March 31, 2020, the Company issued the following unregistered securities.

On January 23, 2020, the Company entered into a Subscription Agreement and Conversion of Convertible Note with FNFC Profit Sharing Plan and Trust (“FNFC”) to issue 206,986 equity units, each consisting of one share of the Company’s common stock and one three-year warrant to purchase two shares of common stock for $0.50. In exchange for the equity units, FNFC converted $25,000 of outstanding principal, $1,747 of accrued interest and invested an additional $25,000.

On January 27, 2020, the Company entered into a Subscription Agreement and Conversion of Convertible Note with JMA Enterprises (“JMA”) to issue 420,876 equity units, each consisting of one share of the Company’s common stock and one three-year warrant to purchase two shares of common stock for $0.50. In exchange for the equity units, FNFC converted $75,000 of outstanding principal, $5,219 of accrued interest and invested an additional $25,000.

On February 15, 2019, the Company agreed to issue 125,000 shares of common stock to Fisher Herman Construction, LLC in exchange for execution of a 24-month service contract with the Company. The agreement calls for 375,000 future shares to be issued over the term of the contract, so long as the contract is in full force and effect, consisting of (i) 50,000 shares every 90 days and (ii) 75,000 shares due upon completion of the contract. On February 15, 2020, the Company issued 50,000 shares of common stock under this agreement. The Company generated no proceeds from this transaction.

On February 19, 2020, the Company entered into a convertible note with Charles Horak for proceeds of $100,000. The note matures in one year, bears interest at 10% per annum and is convertible at a 30% discount in the event of a financing event of at least $1,000,000. On April 22, 2020, the Company received $50,000 of additional funds from Charles Horak under similar terms.

On February 27, 2020, the Company entered into a convertible note with Anthony Givogue for proceeds of $10,000. The note matures in one year, bears interest at 10% per annum and is convertible at a 30% discount in the event of a financing event of at least $1,000,000.

On April 9, 2020, the Company entered into a one-year convertible promissory note with Chuck Ruhmann for proceeds of $50,000. The note bears 10% interest per annum and is convertible at a 30% discount in the event of a $1,000,000 or greater financing.

On April 22, 2020, the Company entered into a convertible promissory note with Zoran Stojkov for proceeds of $50,000. The note matures in one year, bears 12% interest per annum and is convertible at a 30% discount in the event of a $1,000,000 or greater financing.

On May 6, 2020, the Company agreed to issue 60,000 shares of common stock to Paul Manos in exchange for professional services rendered.

These sales were made in a private placement transaction, pursuant to the exemption provided by Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated under the Securities Act (“Regulation D”), as a sale to “accredited investors”as defined in Rule 501(a) of the Regulation D. The issuances did not involve any public offering; no general solicitation or general advertising was used in connection with the offering. The Company intends to use the proceeds from these transactions to fund its operations.

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

Edge Data Solutions, Inc.

Date: May 20, 2020	By:	/s/ Delray Wannemacher
Delray Wannemacher, CEO

Date: May 20, 2020	By:	/s/ Daniel Wong
Daniel Wong, COO &
Acting Principal Financial Officer

