Form 10-Q
period 2020-06-30
Edge Data Solutions, Inc.
filed 2020-08-14
CIK 1614826

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of August 14, 2020, there were outstanding 8,171,079 shares of our common stock, par value $0.0001 per share, 7,000,000 shares of the Company’s Class A Super Voting preferred stock, par value $0.001 per share, and 7,000,000 shares of the Company’s Class C preferred stock, par value $0.001 per share

EDGE DATA SOLUTIONS, INC.

FORM 10-Q for the Quarter Ended June 30, 2020

2

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Edge Data Solutions, Inc. (Formerly Southeastern Holdings, Inc.)

A Delaware Corporation

Financial Statements

As of June 30, 2020 (Unaudited) and for the Three and Six Months Then Ended (Unaudited)

3

Edge Data Solutions, Inc. (Formerly Southeastern Holdings, Inc.)

EDGE DATA SOLUTIONS, INC. (Formerly Southeastern Holdings, Inc.)

BALANCE SHEETS

	As of
	June 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$53,401	$14,453
Prepaid expense	10,850	-
Total Current Assets	64,251	14,453

Non-Current Assets:
Right of use asset - finance lease	35,654	-
Property and equipment, net	64,820	-
Security deposit	7,753	-
Total Non-Current Assets	108,227	-

TOTAL ASSETS	$172,478	$14,453

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities:
Accounts payable	$141,780	$163,360
Accrued expenses	16,344	10,980
Deferred revenue	5,391	-
Convertible notes payable, short-term	410,000	200,000
Advances from related parties	84,378	88,429
Lease liability - finance, current portion	14,430	-
Accrued compensation - related party	10,000	41,000
Total Current Liabilities	682,323	503,769

Non-Current Liabilities:
Lease liability - finance, non-current portion	23,173	-
Total Non-Current Liabilities	23,173	-

Total Liabilities	705,496	503,769

Commitments and Contingencies (Note 10)	-	-

Stockholders’ Deficiency:
Class A super majority voting preferred stock, $0.001 par value; 10,000,000 shares authorized, 7,000,000 issued and outstanding with liquidation preference of $26,317 as of each, June 30, 2020 and December 31, 2019.	7,000	7,000
Class C convertible preferred non-voting stock, $0.001 par value, 10,000,000 shares authorized, 7,000,000 issued and outstanding with liquidation preference of $3,500 as of each, June 30, 2020 and December 31, 2019.	7,000	7,000
Common stock, $0.0001 par value; 150,000,000 shares authorized, 7,171,079 and 5,651,217 issued and outstanding as of June 30, 2020 and December 31, 2019, respectively.	717	565
Additional paid-in capital	415,114	55,817
Accumulated deficit	(962,849)	(559,698)
Total Stockholders’ Deficiency	(533,018)	(489,316)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$172,478	$14,453

See accompanying notes, which are an integral part of these financial statements.

EDGE DATA SOLUTIONS, INC. (Formerly Southeastern Holdings, Inc.)

STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues:
Revenue, net	$6,307	$-	$6,307	$-
Total Revenue	$6,307	$-	6,307	-

Cost of revenue	$-	$-	-	-
Total Cost of Revenue	$-	$-	-	-

Gross Margin	$6,307	$-	6,307	-

Operating Expenses:
Sales and marketing	$-	$9,788	-	13,370
General and administrative	$55,788	$61,405	132,990	77,019
Compensation - related party	$75,000	$-	75,000	-
Stock-based compensation expense	$153,900	$-	163,400	-
Depreciation expense	$4,129	$-	4,210	-
Total Operating Expenses	$288,817	$71,193	375,600	90,389

Income from operations	$(282,510)	$(71,193)	(369,293)	(90,389)

Other Income/(Expense):
Interest expense	$(15,171)	$(4,034)	(24,108)	(4,494)
Loss on termination of prospective acquisition	$(23,000)	$-	(23,000)	-
Gain on debt forgiveness	$12,250	$-	12,250	-
Small business grant income	$1,000	$-	1,000	-
Total Other Income/(Expense)	$(24,921)	$(4,034)	(33,858)	(4,494)

Net Loss	$(307,431)	$(75,227)	$(403,151)	$(94,883)

Net Loss per share (basic and diluted)	$(0.05)	$(0.01)	$(0.06)	$(0.02)

Weighted average number of common shares outstanding	6,488,661	5,477,591	6,319,297	5,115,250

See accompanying notes, which are an integral part of these financial statements.

EDGE DATA SOLUTIONS, INC. (Formerly Southeastern Holdings, Inc.)

STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30, 2020	June 30, 2019
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net Loss	$(403,151)	$(94,883)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation	4,210	-
Stock-based compensation	163,400	117
Loss on prospective acquisition	23,000	-
Changes in operating assets and liabilities:
Change in prepaid expenses	(10,850)	-
Change in security deposits	(7,753)	-
Change in accounts payable	(21,580)	55,541
Change in accrued compensation - related party	(31,000)	(62,500)
Change in accrued expenses	5,364	2,168
Change in deferred revenue	5,391	-
Change in accrued interest related to note conversions	6,966	-
Net Cash (Used in) Operating Activities	(266,003)	(99,557)

Cash Flows from Investing Activities
Purchase of property and equipment	(62,947)	-
Deposits on prospective acquisition	(23,000)	-
Net Cash (Used in) Investing Activities	(85,947)	-

Cash Flows from Financing Activities
Proceeds from issuance of short-term convertible debt	310,000	100,000
Related party advances	102,682	8,559
Repayment of related party advances	(106,734)	-
Related party debt forgiveness	33,000
Change in finance lease assets and liabilities	3,242	-
Payments on finance lease	(1,292)	-
Sale of equity units	50,000	-
Net Cash Provided by Financing Activities	390,898	108,559

Net Change In Cash	38,948	9,002

Cash at Beginning of Period	14,453	6,293
Cash at End of Period	$53,401	$15,295

Supplemental Disclosure of Cash Flow Information:
Convertible debt principal and accrued interest converted to equity units	$106,966	$-
Issuance of common stock for equipment purchases	$6,083	$-

See accompanying notes, which are an integral part of these financial statements.

EDGE DATA SOLUTIONS, INC. (Formerly Southeastern Holdings, Inc.)

STATEMENT OF STOCKHOLDERS’ DEFICIENCY

As of and for the six months ended June 30, 2019 (Unaudited)

	Common Stock		Class A Preferred		Class C Convertible Preferred		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficiency

Balance, December 31, 2018	4,386,217	$438	7,000,000	$26,317	7,000,000	$3,500	$40,000	$(257,948)	$(187,693)
Issuance of common stock for compensation	1,165,000	117					-		117
Net loss								(94,883)	(94,883)
Balance, June 30, 2019	5,551,217	$555	7,000,000	$26,317	7,000,000	$3,500	$40,000	$(352,831)	$(282,459)

See accompanying notes, which are an integral part of these financial statements.

EDGE DATA SOLUTIONS, INC. (Formerly Southeastern Holdings, Inc.)

STATEMENT OF STOCKHOLDERS’ DEFICIENCY

As of and for the six months ended June 30, 2020 (Unaudited)

	Common Stock		Class A Preferred		Class C Convertible Preferred		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficiency

Balance, December 31, 2019	5,651,217	565	7,000,000	7,000	7,000,000	7,000	55,817	(559,698)	(489,316)

Debt conversions into equity units	427,862	43					106,923		106,966
Subscriptions to equity units	200,000	20					49,980		50,000
Common shares issued as compensation	860,000	86					163,314		163,400
Related party debt forgiveness							33,000		33,000
Issuance of common stock for equipment	32,000	3					6,080		6,083
Net loss								(403,151)	(403,151)
Balance, June 30, 2020	7,171,079	$717	7,000,000	$7,000	7,000,000	$7,000	$415,114	$(962,849)	$(533,018)

See accompanying notes, which are an integral part of these financial statements.

EDGE DATA SOLUTIONS, INC. (Formerly Southeastern Holdings, Inc.)

NOTES TO FINANCIAL STATEMENTS

As of June 30, 2020 (Unaudited) and for the Three and Six Months Then Ended (Unaudited)

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

On August 30, 2018, the Company changed its name to Blockchain Holdings Capital Ventures, Inc.

On January 13, 2020, the Company changed its name to Edge Data Solutions, Inc.

Business description

Edge Data Solutions, Inc. (EDSI) is poised to be an industry-leading edge datacenter and cloud infrastructure provider. EDSI’s proprietary Edge Performance Platform (EPP) allows us to deploy next-generation edge datacenters where they are needed most. EDSI’s datacenters provide next-generation immersion cooling technology that improves performance, reduces energy costs and latency. Key industries we serve more computing power are fintech, cloud gaming, telecom 5G, 3D/video/AI rendering, video streaming, remote desktop, IoT, autonomous vehicles. Centralized infrastructure facilities servicing multiple geographical areas encounter many issues with data latency, congestion and weak network connections. To address this, data processing is moving closer to the customer. EDSI offers green, low-cost, secure colocation and private data hosting to meet this demand for Edge datacenters. EDSI will deploy to strategic locations based on demand for Tier 2 and Tier 3 cities outside the major metropolitans to underserved markets, supporting both edge customers and areas of projected growth. With the rise and proliferation of this technology adoption we will solidify our footprint by securing multiple locations across the US. The modular design and ability to add additional datacenters as needed, preserves up front capital allowing for rapid deployment and scalability as business demand increases.

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

Cash Equivalents and Concentration of Cash Balance

The Company considers all highly liquid securities with an original maturity of less than three months to be cash equivalents. The Company’s cash and cash equivalents in bank deposit accounts, at times, may exceed federally insured limits. As of June 30, 2020, and December 31, 2019, the Company’s cash balances did not exceed federally insured limits.

EDGE DATA SOLUTIONS, INC. (Formerly Southeastern Holdings, Inc.)

NOTES TO FINANCIAL STATEMENTS

As of June 30, 2020 (Unaudited) and for the Three Months Then Ended (Unaudited)

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

Property and Equipment

Property and equipment are stated at cost net of accumulated depreciation and amortization, and accumulated impairment, if any. Depreciation and amortization of property and equipment is provided using the straight-line method over estimated useful lives, which are all currently estimated at three years.

As of June 30, 2020, the Company’s property and equipment consisted of $55,683 of datacenter equipment and $13,347 of capitalized labor associated with readying the equipment for service, net of $4,210 of accumulated depreciation. Depreciation expense for the three and six months ended June 30, 2020 was $4,129 and $4,210, respectively.

Long-Lived Assets

The Company evaluates the recoverability of its long-lived assets whenever events or changes in circumstances have indicated that an asset may not be recoverable. Long-lived assets are grouped with other assets at the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. If the sum of the projected undiscounted cash flows is less than the carrying value of the assets, the assets are written down to the estimated fair value. As of June 30, 2020, the Company determined that its long-lived assets have not been impaired.

Accounts Payable and Accrued Liabilities

Accounts payable consisted of $74,434 of liabilities incurred by the issuer prior to the merger as of each June 30, 2020 and 2019. The remaining accounts payable of $67,346 and $88,926 as of June 30, 2020 and December 31, 2019, respectively, consisted of amounts due for professional services and various other general and administrative expenses incurred after the acquisition.

As of December 31, 2019, accrued expenses consisted of $1,811 of state and local taxes payable, $1,903 of accrued interest due to a vendor and $7,266 of accrued interest on convertible debt. As of June 30, 2020, accrued expenses consisted of $1,811 of state and local taxes payable, $1,005 of accrued interest under the finance lease discussed in Note 8, and $13,528 of accrued interest on convertible debt.

As of December 31, 2019, accrued liabilities included $41,000 of accrued consulting fees payable to entities owned by the CEO and COO ($22,000 and $19,000, respectively). During the quarter ended June 30, 2020, the Company paid out the $41,000 of accrued compensation, and accrued an additional $10,000 of compensation for the COO, for accrued related party compensation payable of $10,000 as of June 30, 2020.

EDGE DATA SOLUTIONS, INC. (Formerly Southeastern Holdings, Inc.)

NOTES TO FINANCIAL STATEMENTS

As of June 30, 2020 (Unaudited) and for the Three Months Then Ended (Unaudited)

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

Revenue Recognition

The Company recognizes revenue under ASC 606, using the following five-step model, which requires that the Company: (1) identify a contract with the customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to performance obligations and (5) recognize revenue as performance obligations are satisfied. The Company’s current and anticipated revenue streams consist of:

1.	GPU as a Service– The Company owns and operates high performance servers to provide hardware acceleration for rendering farms to process 3D and video rendering and gaming. In addition, these multi-purpose servers produce revenue from mining when the servers are not processing other jobs to ensure zero idle time and have the ability to run AI and HPC processing as well.

During the quarter ended June 30, 2020, the Company recognized $6,307 of revenue from its customers’ usage of datacenter credits. The Company further recognized a deferred revenue liability of $5,391 for prepaid usage credits not yet used by its customers as of June 30, 2020. While the Company generated limited revenue in the second quarter of 2020, there can be no assurances that service lines will generate satisfactory revenue or continue to generate revenue.

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

On May 6, 2020, the Company agreed to issue 60,000 shares of common stock to a consultant for services rendered, resulting in stock-based compensation expense of $11,400.

On June 19, 2020, the Board of Directors approved the issuance of 750,000 fully vested common shares to its board members and officers as compensation for services rendered, consisting of 250,000 shares to Delray Wannemacher, CEO and Director, 250,000 shares to Daniel Wong, COO and Director, and 250,000 shares to Austin Bosarge, Director. In connection with this issuance, the Board further approved the issuance of 375,000 common shares on July 1, 2021 and 375,000 common shares on July 1, 2022. Each of these future issuances will result in the issuance of 125,000 common shares to each director and officer. The Company recorded stock-based compensation expense of $142,500 upon approving issuance of the first 750,000 shares.

EDGE DATA SOLUTIONS, INC. (Formerly Southeastern Holdings, Inc.)

NOTES TO FINANCIAL STATEMENTS

As of June 30, 2020 (Unaudited) and for the Three Months Then Ended (Unaudited)

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

NOTE 3: GOING CONCERN

As shown in the accompanying financial statements as of June 30, 2020, the Company had $53,401 of cash and $64,251 of current assets, as compared to total current liabilities of $682,323, has incurred substantial operating losses, and had an accumulated deficit of $962,849. Furthermore, the Company’s revenue history has been limited and unstable, and there can be no assurances of future revenues.

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

EDGE DATA SOLUTIONS, INC. (Formerly Southeastern Holdings, Inc.)

NOTES TO FINANCIAL STATEMENTS

As of June 30, 2020 (Unaudited) and for the Three Months Then Ended (Unaudited)

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

Risk-free interest rate	1.44%-1.51%
Expected life of warrants	3 years
Annualized volatility	60%
Dividend rate	0%

The following table sets forth the Company’s warrant activity through June 30, 2020:

	Warrants	Shares Under Warrant	Term	Exercise Price	Remaining Life
Balance, December 31, 2019	-	-

Warrants issued with equity units	627,862	1,255,724	3 years	$0.50
Balance, March 31, 2020	627,862	1,255,724

No new issuances
Balance, June 30, 2020	627,862	1,255,724

As further discussed in Note 2, the Company issued 50,000 common shares and 860,000 common shares to management, board members and consultants for services rendered, resulting in stock-based compensation expense of $9,500 and $163,400 for the three and six months ended June 30, 2020, all respectively.

As of June 30, 2020, the Company was authorized to issue 150,000,000 shares of common stock. All common stock shares have full dividend and voting rights. However, it is not anticipated that the Company will be declaring dividends in the foreseeable future.

As of June 30, 2020, the Company had 7,171,079 common shares outstanding.

As of June 30, 2020, 7,000,000 shares of Class A Preferred Stock and 7,000,000 shares of Class C Preferred Stock were issued and outstanding.

NOTE 5: RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2020, the Company paid out previously accrued consulting fees payable to the CEO and COO of $22,000 and $19,000, respectively, paid $40,000 and $35,000 of current compensation, and paid $6,600 and $3,909 in health insurance premiums for the CEO and COO, respectively. The Company does not currently have consulting or employment agreements with these individuals, and as a result, these fees may fluctuate from time to time. While the Company believes these individuals were appropriately classified as contractors and has accordingly neither paid nor accrued payroll taxes, these payments may result in future tax liabilities should the Internal Revenue Service deem these individuals to be employees. As of June 30, 2020, the Company owed $0 of outstanding compensation to the CEO and COO.

During the six months ended June 30, 2020, the Company’s CEO and COO paid expenses on behalf of the Company totaling $59,995 and $42,687, and the Company repaid $64,758 and $41,976 of related party advances, respectively. As of June 30, 2020, the Company was indebted to the CEO for $54,476 and to the COO for $29,901, respectively, for expenses paid on behalf of the company.

In June 2020, Austin Bosarge joined the Company’s Board of Directors. In connection with his appointment to the Board of Directors, he forgave $33,000 of outstanding fees due to his company for previous professional services rendered, resulting in a deemed contribution of $33,000 for the three and six months ended June 30, 2020.

EDGE DATA SOLUTIONS, INC. (Formerly Southeastern Holdings, Inc.)

NOTES TO FINANCIAL STATEMENTS

As of June 30, 2020 (Unaudited) and for the Three Months Then Ended (Unaudited)

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

In April 2020, the Company issued three short-term convertible notes for total proceeds of $150,000. These notes mature one year from execution and accrue interest at rates ranging from 10-12% per annum. Conversion terms call for conversion of principal and accrued interest at 70% of the stock price upon closing any offering resulting in aggregate financing of at least $1,000,000.

In June 2020, the Company issued another short-term convertible note for total proceeds of $50,000. This note matures one year from execution and accrues interest at 10% per annum. Conversion terms call for conversion of principal and accrued interest at 70% of the stock price upon closing any offering resulting in aggregate financing of at least $1,000,000.

The Company evaluated the convertible notes in light of ASC 470 and determined that a beneficial conversion feature exists. However, given the contingent nature of the holder’s option and the lack of a market for the Company’s stock, the Company concluded that such a feature is not currently ascertainable and allocated the full principal amount to the convertible note liability.

During the three and six months ended June 30, 2020 and 2019, the Company recognized $8,864 and $13,228 and $1,322 and $1,322 of interest expense on convertible debt, all respectively. As of June 30, 2020 and 2019, accrued interest on convertible debt was $13,528 and $7,267, net of converted interest of $6,966 and $0 during the periods then ended, respectively.

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

On June 24, 2020, the Company entered into a reseller agreement with a Texas-based technology company under which it can purchase and resell datacenter-related equipment. The Company has not yet realized any financial impacts.

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

During the six months ended June 30, 2020, the Company paid a total of $1,464, including $1,292 of principal and $172 of interest, to the lessor and recognized $3,503 of lease expense for the three and six months ended June 30, 2020.

EDGE DATA SOLUTIONS, INC. (Formerly Southeastern Holdings, Inc.)

NOTES TO FINANCIAL STATEMENTS

As of June 30, 2020 (Unaudited) and for the Three Months Then Ended (Unaudited)

As of June 30, 2020, lease-related assets and liabilities consisted of:

Assets
Prepaid expense	$2,878
Right of use asset - finance lease	35,654
Security deposit	7,753
Total lease-related assets	$46,285

Liabilities
Accrued interest	$1,005
Lease liability - finance, current portion	14,430
Lease liability - finance, non-current portion	23,173
Total lease-related liabilities	$37,603

Future maturities of the lease liability are as follows:

2020	$8,374
2021	12,500
2022	14,186
2023	2,543
Total future maturities	$37,603

NOTE 9: ACQUISITION DEPOSITS

During the six months ended June 30, 2020, the Company issued $25,000 of payments in anticipation of an acquisition of the assets of Blockchain Resources Corp. On June 26, 2020, the parties terminated the agreement. In connection with these payments, a contractor received $2,000 for services directly pertaining to the buildout of the Company’s datacenter equipment. As a result, the Company capitalized the $2,000 and wrote off the remaining $23,000 as unrecoverable losses.

NOTE 10: CONCENTRATIONS, COMMITMENTS AND CONTINGENCIES

During the three and six months ended June 30, 2020, one customer comprised 99% of revenue, and the loss of this customer would be detrimental to the Company’s newly formed revenue stream. Management has determined that no other significant concentrations, commitments, or contingencies existed as of June 30, 2020.

NOTE 11: SMALL BUSINESS ADMINISTRATION GRANT

During the six months ended June 30, 2020, the Company applied for a United States Small Business Administration loan under the March 27, 2020 Coronavirus Aid, Relief, and Economic Security (“CARES”) Act. In connection with this application, the Company received a one-time grant of $1,000 and recognized it as other income.

EDGE DATA SOLUTIONS, INC. (Formerly Southeastern Holdings, Inc.)

NOTES TO FINANCIAL STATEMENTS

As of June 30, 2020 (Unaudited) and for the Three Months Then Ended (Unaudited)

NOTE 12: DEBT FORGIVENESS

On May 5, 2020, a vendor forgave $12,250 of outstanding balances due from the Company pertaining to professional services previously provided, resulting in a $12,250 gain for the three and six months ended June 30, 2020.

NOTE 13: RECENT ACCOUNTING PRONOUNCEMENTS

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

NOTE 14: SUBSEQUENT EVENTS

On July 2, 2020, the Company entered into a colocation agreement with a datacenter service provider, under which the Company will pay $1,375 per month for the next twelve months in exchange for dedicated, secure physical space for its servers, with guaranteed uptime.

On July 7, 2020, the Board approved the issuance of 1,000,000 common shares to management, consisting of 500,000 to the CEO and 500,000 to the COO in recognition of services rendered.

On July 19, 2020, the Company entered into another $25,000 convertible note with an existing noteholder. The note matures on July 19, 2021, bears interest at 10% per annum, and is convertible into common stock at a 15% discount in the event of a future offering of at least $1,000,000.

On August 7, 2020, the Company entered into a convertible promissory note with Intecon, LLC for proceeds of $100,000. The note matures in one year, bears 10% interest per annum and is convertible at a 15% discount in the event of a $1,000,000 or greater financing.

Management has evaluated significant subsequent events through the date these financial statements were available to be issued and has identified no other significant events requiring disclosure.

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

On August 30, 2018 the Company changed its name to Blockchain Holdings Capital Ventures, Inc.

On January 13, 2020, the Company changed its name to Edge Data Solutions, Inc.

Edge Data Solutions, Inc. (EDSI) is poised to be an industry-leading edge datacenter and cloud infrastructure provider. EDSI’s proprietary Edge Performance Platform (EPP) allows us to deploy next-generation edge datacenters where they are needed most. EDSI’s datacenters provide next-generation immersion cooling technology that improves performance, reduces energy costs and latency. Key industries we serve more computing power are fintech, cloud gaming, telecom 5G, 3D/video/AI rendering, video streaming, remote desktop, IoT, autonomous vehicles. Centralized infrastructure facilities servicing multiple geographical areas encounter many issues with data latency, congestion and weak network connections. To address this, data processing is moving closer to the customer. EDSI offers green, low-cost, secure colocation and private data hosting to meet this demand for Edge datacenters. EDSI will deploy to strategic locations based on demand for Tier 2 and Tier 3 cities outside the major metropolitans to underserved markets, supporting both edge customers and areas of projected growth. With the rise and proliferation of this technology adoption we will solidify our footprint by securing multiple locations across the US. The modular design and ability to add additional datacenters as needed, preserves up front capital allowing for rapid deployment and scalability as business demand increases.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. However, the above conditions raise substantial doubt about the Company’s ability to do so. New business opportunities may never emerge, and we may not be able to sufficiently fund the pursuit of new business opportunities should they arise.

As of June 30, 2020, we had approximately $53,401 of cash on hand. Our current monthly cash burn rate is approximately $35,000, and it is expected that burn rate will continue and is expected to continue at $35,000 until significant additional capital is raised and our marketing plan is executed. Our trade creditors may call debts at any time, and our cash reserves would not be sufficient to satisfy all balances. We are currently dependent on minimal expenses to be covered by a loan or other cash infusion from the Company’s CEO and Director Delray Wannamaker, and COO and Director, Daniel Wong. There is no guarantee that this cash infusion will continue to be made.

Operating results for the three months ended June 30, 2020 and 2019:

For the three months ended June 30, 2020, the Company generated revenues of $6,307 from operations, compared to $0 for the three months ended June 30, 2019, an increase of $6,307 or 100%. This increase is a result of customers purchasing datacenter credits for use of the Company’s computing equipment. The Company anticipates future revenue from its current efforts, but there can be no assurances that such efforts will be successful.

For the three months ended June 30, 2020, costs of net revenues were $0, compared to $0 for the three months ended June 30, 2019.

As a result of the changes in revenues and cost of net revenues discussed above, the Company’s gross margin was $6,307 and $0 for the three months ended June 30, 2020 and 2019, respectively. While direct costs have not yet been identified for the revenue-producing period, management anticipates direct costs associated with revenue will become apparent and may adjust future estimates accordingly.

For the three months ended June 30, 2020, selling, general and administrative expenses were $55,788, compared to $71,193 during the three months ended June 30, 2019, a decrease of $15,405, or 22%. The decrease in these expenses are attributable to decreased legal, accounting and other professional fees and no advertising and marketing spend during the 2020 period.

During the three months ended June 30, 2020, the Company recognized $4,129 of depreciation expense, as compared to $0, for an increase of $4,129 or 100%, during the three months ended June 30, 2019, as a result of added equipment during 2020.

During the three months ended June 30, 2020, the Company recognized $15,171 of interest expense, as compared to $4,034 for the three months ended June 30, 2019. The increase of $11,137, or 276%, is primarily attributable to the accrual of interest on significant new convertible debt issuances in late 2019 and early 2020.

Aside from interest expense, during the three months ended June 30, 2020 and 2019, the Company recognized net other expense of $9,750 and $0, respectively, for an increase of $24,921 or 100%. The change was a result of $23,000 of acquisition deposits written off after termination of a prospective acquisition, $12,250 of debt forgiveness from a vendor, and a $1,000 grant from the United States Small Business Administration.

As a result of the changes in operating expenses and other expense, the Company incurred a net loss of $307,431 for the three months ended June 30, 2020, compared to a net loss of $75,227 for the three months ended June 30, 2019, a change of $232,204, or 309%.

The future trends of all expenses are expected to be primarily driven by the Company’s ability to execute its business plans. Furthermore, the Company’s ability to continue to fund operating expenses will depend on its ability to raise capital, continue to generate revenue and experience revenue growth. There can be no assurance that the Company will be successful in doing so.

Operating results for the six months ended June 30, 2020 and 2019:

For the six months ended June 30, 2020, the Company generated revenues of $6,307 from operations, compared to $0 for the six months ended June 30, 2019, an increase of $6,307 or 100%. This increase is a result of customers purchasing datacenter credits for use of the Company’s computing equipment. The Company anticipates future revenue from its current efforts, but there can be no assurances that such efforts will be successful.

For the six months ended June 30, 2020, costs of net revenues were $0, compared to $0 for the six months ended June 30, 2019.

As a result of the changes in revenues and cost of net revenues discussed above, the Company’s gross margin was $6,307 and $0 for the six months ended June 30, 2020 and 2019, respectively. While direct costs have not yet been identified for the revenue-producing period, management anticipates direct costs associated with revenue will become apparent and may adjust future estimates accordingly.

For the six months ended June 30, 2020, selling, general and administrative expenses were $132,990, compared to $90,389 during the six months ended June 30, 2019, an increase of $42,601, or 47%. The increase in these expenses are attributable to increased legal, accounting and other professional fees during the quarter ended March 31, 2020, and no advertising and marketing spend during 2020.

During the six months ended June 30, 2020, the Company recognized $4,210 of depreciation expense, as compared to $0, for an increase of $4,210 or 100%, during the six months ended June 30, 2019, as a result of added equipment during 2020.

During the six months ended June 30, 2020, the Company recognized $24,108 of interest expense, as compared to $4,494 for the six months ended June 30, 2019. The increase of $19,614 or 436%, is primarily attributable to the accrual of interest on significant new convertible debt issuances in late 2019 and early 2020 and also includes interest incurred by related parties who paid expenses on behalf of the Company.

Aside from interest expense, during the six months ended June 30, 2020 and 2019, the Company recognized net other income of $9,750 and $0, respectively, for an increase of $9,750 or 100%. The change was a result of $23,000 of acquisition deposits written off after termination of a prospective acquisition, $12,250 of debt forgiveness from a vendor, and a $1,000 grant from the United States Small Business Administration.

As a result of the changes in operating expenses and other expense, the Company incurred a net loss of $403,151 for the six months ended June 30, 2020, compared to a net loss of $94,883 for the six months ended June 30, 2019, a change of $308,268, or 325%.

The future trends of all expenses are expected to be primarily driven by the Company’s ability to execute its business plans. Furthermore, the Company’s ability to continue to fund operating expenses will depend on its ability to raise capital, continue to generate revenue and experience revenue growth. There can be no assurance that the Company will be successful in its efforts to do so.

Liquidity and Capital Resources

The Company’s cash position at June 30, 2020 increased by $38,948 to $53,401, as compared to a balance of $14,453, as of December 31, 2019. The increase in cash for the six months ended June 30, 2020 was attributable to net cash used in operating activities of $233,003, $85,947 of net cash used in investing activities, and net cash provided by financing activities of $357,898 driven by new convertible debt financing.

As of June 30, 2020, the Company had a deficit in working capital of $618,072, compared to a deficit in working capital of $489,316 at December 31, 2019, representing a decrease in working capital of $128,756, largely attributable to the use of cash in operations, amortization of prepaid expenses, the write-off of acquisition deposits, finance lease-related liabilities, deferred revenue and additional short-term convertible debt.

Net cash used in operating activities of $266,003 during the six months ended June 30, 2020, as compared to net cash of $99,557 used in operating activities for the six months ended June 30, 2019, was primarily attributable to a significant net loss, which was offset by stock-based compensation, write-off of acquisition deposits and decreases in accounts payable and increased by payment of accrued liabilities.

Net cash used by investing activities was $85,947 for the six months ended June 30, 2020 increased by $85,947 from $0 of cash used by investing activities for the six months ended June 30, 2019. This is attributable to the Company acquiring datacenter equipment and advancing funds pertaining to a prospective acquisition.

Net cash provided by financing activities of $390,898 during the six months ended June 30, 2020 increased by $282,339, as compared to $108,559 during the six months ended June 30, 2019. The difference was a result of changes in finance lease assets and liabilities, net repayments of related party advances, and the issuance of convertible debt and subscriptions to equity units.

As reported in the accompanying consolidated financial statements, for the six months ended June 30, 2020 and 2019, the Company incurred net losses of $403,151 and $94,883, respectively. The Company produced limited revenues during the six months ended June 30, 2020 and no revenue during the six months ended June 30, 2019. The Company’s ability to continue as a going concern is dependent upon its ability to generate revenue, reach consistent profitability and raise additional capital. To date, the Company has raised funds from related party advances, convertible debt, subscriptions to equity units, and the sale of common stock to its former CEO. It intends to finance its future operating activities and its working capital needs largely from proceeds from the sale of equity securities, if any. The sale of equity and entry into other future financing arrangements may result in dilution to stockholders and those securities may have rights senior to those of common shares. If the Company raises additional funds through the issuance of convertible notes or other debt financing, these activities or other debt could contain covenants that would restrict the Company’s operations. Any other third-party funding arrangements could require the Company to relinquish valuable rights. The Company will require additional capital beyond its currently anticipated needs. Additional capital, if available, may not be available on reasonable terms or at all.

While the Company has generated revenues, it has not generated any revenues or profits from its current operations. The Company expects to continue to incur operating losses as it incurs professional fees and other expenses related to implementing its business plan. The future trends of all expenses are expected to be primarily driven by the Company’s ability to execute its business plans and continue to generate revenue. Furthermore, the Company’s ability to continue to fund operating expenses will depend on its ability to raise capital and generate sufficient revenues. There can be no assurance that the Company will be successful in doing so.

Financial Condition

The Company’s total assets as of June 30, 2020 and December 31, 2019 were $172,478 and $14,453, respectively, representing an increase of $158,025, or 1,093%. Total liabilities as of June 30, 2020 and December 31, 2019 were $705,496 and $503,769, respectively, for an increase of $201,727, or 47%. The significant change in the Company’s financial condition is attributable to convertible debt issued, the sale of equity units, commencement of a finance lease arrangement, cash burn from operations and increases in accounts payable and repayment of accrued expenses. As a result of these transactions, the Company’s cash position increased from $14,453 to $53,401 during the three and six months ended June 30, 2020.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Operating Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Disclosure controls and procedures are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-Q, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and is communicated to our management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our management concluded that, as of June 30, 2020, our disclosure controls and procedures were not effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2020 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II

Item 1. Legal Proceedings.

The Company is not a party to any legal proceeding that it believes will have a material adverse effect upon its business or financial position.

Item 1A. Risk Factors.

Not required for smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the period from January 1, 2020 through June 30, 2020, the Company issued the following unregistered securities.

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

On April 22, 2020, the Company entered into a convertible promissory note with Charles Horak for proceeds of $50,000. The note matures in one year, bears 12% interest per annum and is convertible at a 30% discount in the event of a $1,000,000 or greater financing.

On May 6, 2020, the Company agreed to issue 60,000 shares of common stock to Paul Manos in exchange for professional services rendered.

On June 5, 2020, the Company entered into a one-year convertible promissory note with Chuck Ruhmann for proceeds of $50,000. The note bears 12% interest per annum and is convertible at a 30% discount in the event of a $1,000,000 or greater financing.

On June 19, 2020, the Company’s Board of Directors approved the issuance of 250,000 common shares to Delray Wannemacher, Chief Executive Officer and Director, as compensation for services rendered.

On June 19, 2020, the Company’s Board of Directors approved the issuance of 250,000 common shares to Daniel Wong Chief Operating Officer and Director, as compensation for services rendered.

On June 19, 2020, the Company’s Board of Directors approved the issuance of 250,000 common shares to Austin Bosarge, Director, as compensation for services rendered.

On July 7, 2020, the Company’s Board of Directors approved the issuance of 500,000 common shares to Delray Wannemacher, Chief Executive Officer and Director, as compensation for services rendered.

On July 7, 2020, the Company’s Board of Directors approved the issuance of 500,000 common shares to Daniel Wong Chief Operating Officer and Director, as compensation for services rendered.

On July 19, 2020, the Company entered into a convertible promissory note with Zoran Stojkov for proceeds of $25,000. The note matures in one year, bears 10% interest per annum and is convertible at a 15% discount in the event of a $1,000,000 or greater financing.

On August 7, 2020, the Company entered into a convertible promissory note with Intecon, LLC for proceeds of $100,000. The note matures in one year, bears 10% interest per annum and is convertible at a 15% discount in the event of a $1,000,000 or greater financing.

The sales described in the preceding paragraphs were made in private placement transactions, pursuant to the exemption provided by Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated under the Securities Act (“Regulation D”), as a sale to “accredited investors”as defined in Rule 501(a) of the Regulation D. The issuances did not involve any public offering; no general solicitation or general advertising was used in connection with the offering. The Company intends to use the proceeds from these transactions to fund its operations.

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

Edge Data Solutions, Inc.

Date: August 14, 2020	By:	/s/ Delray Wannemacher
Delray Wannemacher, CEO

Date: August 14, 2020	By:	/s/ Daniel Wong
Daniel Wong, COO &
Acting Principal Financial Officer

