Form 10-Q
period 2020-09-30
Edge Data Solutions, Inc.
filed 2020-11-16
CIK 1614826

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 16, 2020, there were outstanding 8,321,079 shares of our common stock, par value $0.0001 per share, 7,000,000 shares of the Company’s Class A Super Voting preferred stock, par value $0.001 per share, and 7,000,000 shares of the Company’s Class C preferred stock, par value $0.001 per share

EDGE DATA SOLUTIONS, INC.

FORM 10-Q for the Quarter Ended September 30, 2020

2

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Edge Data Solutions, Inc. (Formerly Southeastern Holdings, Inc.)

A Delaware Corporation

Financial Statements

As of September 30, 2020 (Unaudited) and for the Three and nine Months Then Ended (Unaudited)

Edge Data Solutions, Inc. (Formerly Southeastern Holdings, Inc.)

TABLE OF CONTENTS

Page
Condensed Financial Statements as of September 30, 2020 (Unaudited) and December 31, 2019 and for the Three and nine Months Ended September 30, 2020 (Unaudited):
Balance Sheets (Unaudited)	5
Statements of Operations (Unaudited)	6
Statements of Cash Flows (Unaudited)	7
Statement of Stockholders’ Deficiency – for the Three and nine months ended September 30, 2019 (Unaudited)	8
Statement of Stockholders’ Deficiency – for the Three and nine months ended September 30, 2020 (Unaudited)	9
Notes to Financial Statements (Unaudited)	10

EDGE DATA SOLUTIONS, INC. (Formerly Southeastern Holdings, Inc.)

BALANCE SHEETS

	As of
	September 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$63,549	$14,453
Accounts receivable	3,193	-
Other current assets	2,516	-
Prepaid expense	8,452	-
Total Current Assets	77,710	14,453

Non-Current Assets:
Right of use asset - finance lease	32,412	-
Deferred offering costs	13,500	-
Property and equipment, net	118,593	-
Security deposit	7,753	-
Total Non-Current Assets	172,258	-

TOTAL ASSETS	$249,968	$14,453

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities:
Accounts payable	$138,861	$163,360
Accrued expenses	29,241	10,980
Deferred revenue	1,035	-
Convertible notes payable, short-term	610,000	200,000
Advances from related parties	45,131	88,429
Lease liability - finance, current portion	15,315	-
Accrued compensation - related party	-	41,000
Total Current Liabilities	839,583	503,769

Non-Current Liabilities:
Lease liability - finance, non-current portion	20,005	-
Total Non-Current Liabilities	20,005	-

Total Liabilities	859,588	503,769

Commitments and Contingencies (Note 10)	-	-

Stockholders’ Deficiency:
Class A super majority voting preferred stock, $0.001 par value; 10,000,000 shares authorized, 7,000,000 issued and outstanding with liquidation preference of $26,317 as of each, September 30, 2020 and December 31, 2019.	7,000	7,000
Class C convertible preferred non-voting stock, $0.001 par value, 10,000,000 shares authorized, 7,000,000 issued and outstanding with liquidation preference of $3,500 as of each, September 30, 2020 and December 31, 2019.	7,000	7,000
Common stock, $0.0001 par value; 150,000,000 shares authorized, 8,321,079 and 5,651,217 issued and outstanding as of September 30, 2020 and December 31, 2019, respectively.	832	565
Additional paid-in capital	633,499	55,817
Accumulated deficit	(1,257,951)	(559,698)
Total Stockholders’ Deficiency	(609,620)	(489,316)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$249,968	$14,453

See accompanying notes, which are an integral part of these financial statements.

EDGE DATA SOLUTIONS, INC. (Formerly Southeastern Holdings, Inc.)

STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues:
Revenue, net	$14,317	$-	$20,624	$-
Total Revenue	14,317	-	20,624	-

Cost of revenue	-	-	-	-
Total Cost of Revenue	-	-	-	-

Gross Margin	14,317	-	20,624	-

Operating Expenses:
Sales and marketing	974	15	899	13,385
General and administrative	51,369	65,051	184,432	142,072
Compensation - related party	20,000	-	95,000	-
Stock-based compensation expense	218,500	-	381,900	-
Depreciation expense	6,303	-	10,513	-
Total Operating Expenses	297,146	65,066	672,744	155,457

Income from operations	(282,829)	(65,066)	(652,120)	(155,457)

Other Income/(Expense):
Interest expense	(17,955)	(6,359)	(42,064)	(10,853)
Loss on termination of prospective acquisition	-	-	(23,000)	-
Gain on debt forgiveness	-	-	12,250	-
Gain on disposal of equipment	4,965	-	4,965	-
Cryptocurrency mining income	716	-	716	-
Small business grant income	-	-	1,000	-
Total Other Income/(Expense)	(12,274)	(6,359)	(46,133)	(10,853)

Net Loss	$(295,103)	$(71,425)	$(698,253)	$(166,310)

Net Loss per share (basic and diluted)	$(0.04)	$(0.01)	$(0.10)	$(0.03)

Weighted average number of common shares outstanding	8,118,362	5,559,642	6,923,362	5,270,594

See accompanying notes, which are an integral part of these financial statements.

EDGE DATA SOLUTIONS, INC. (Formerly Southeastern Holdings, Inc.)

STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30, 2020	September 30, 2019
	(Unaudited)	(Unaudited)

Cash Flows from Operating Activities
Net Loss	$(698,253)	$(166,310)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation	10,513	-
Gain on disposal of equipment	(4,965)
Stock-based compensation	381,900	122
Loss on prospective acquisition	23,000	-
Changes in operating assets and liabilities:
Change in accounts receivable	(3,193)	-
Change in other current assets	(2,516)	-
Change in prepaid expenses	(8,452)	-
Change in security deposits	(7,753)	-
Change in accounts payable	8,501	84,293
Change in accrued compensation - related party	(41,000)	(47,500)
Change in accrued expenses	18,261	5,165
Change in deferred revenue	1,035	-
Change in accrued interest related to note conversions	6,966	-
Net Cash (Used in) Operating Activities	(315,956)	(124,230)

Cash Flows from Investing Activities
Purchase of property and equipment	(128,228)	-
Proceeds from disposal of property and equipment	10,170	-
Deposits on prospective acquisition	(23,000)	-
Net Cash (Used in) Investing Activities	(141,058)	-

Cash Flows from Financing Activities
Proceeds from issuance of short-term convertible debt	510,000	100,000
Related party advances	168,191	18,426
Repayment of related party advances	(211,489)	-
Deferred offering costs	(13,500)	-
Change in finance lease assets and liabilities	2,908	-
Sale of equity units	50,000	-
Net Cash Provided by Financing Activities	506,110	118,426

Net Change In Cash	49,096	(5,804)

Cash at Beginning of Period	14,453	6,293
Cash at End of Period	$63,549	$489

Supplemental Disclosure of Cash Flow Information:
Convertible debt principal and accrued interest converted to equity units	$106,966	$-
Issuance of common stock for equipment purchases	$6,083	$-

Supplemental Disclosure of Non-Cash Financing Activities:
Forgiveness of related party debt	$33,000	$-

See accompanying notes, which are an integral part of these financial statements.

EDGE DATA SOLUTIONS, INC. (Formerly Southeastern Holdings, Inc.)

STATEMENT OF STOCKHOLDERS’ DEFICIENCY

As of and for the nine months ended September 30, 2019 (Unaudited)

	Common Stock		Class A Preferred		Class C Convertible Preferred		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficiency

Balance, December 31, 2018	4,386,217	$438	7,000,000	$26,317	7,000,000	$3,500	$40,000	$(257,948)	$(187,693)
Issuance of common stock for compensation	1,215,000	122					-		122
Reclassification allocating preferred stock value between par value and additional paid-in capital				(19,317)		3,500	15,817		-
Net loss								(166,310)	(166,310)
Balance, September 30, 2019	5,601,217	$560	7,000,000	$7,000	7,000,000	$7,000	$55,817	$(424,258)	$(353,881)

See accompanying notes, which are an integral part of these financial statements.

EDGE DATA SOLUTIONS, INC. (Formerly Southeastern Holdings, Inc.)

STATEMENT OF STOCKHOLDERS’ DEFICIENCY

As of and for the nine months ended September 30, 2020 (Unaudited)

	Common Stock		Class A Preferred		Class C Convertible Preferred		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficiency

Balance, December 31, 2019	5,651,217	565	7,000,000	7,000	7,000,000	7,000	55,817	(559,698)	(489,316)

Debt conversions into equity units	427,862	43					106,923		106,966
Subscriptions to equity units	200,000	20					49,980		50,000
Common shares issued as compensation	2,010,000	201					381,699		381,900
Related party debt forgiveness							33,000		33,000
Issuance of common stock for equipment	32,000	3					6,080		6,083
Net loss								(698,253)	(698,253)
Balance, September 30, 2020	8,321,079	$832	7,000,000	$7,000	7,000,000	$7,000	$633,499	$(1,257,951)	$(609,620)

See accompanying notes, which are an integral part of these financial statements.

EDGE DATA SOLUTIONS, INC. (Formerly Southeastern Holdings, Inc.)

NOTES TO FINANCIAL STATEMENTS

As of September 30, 2020 (Unaudited) and for the Three and nine Months Then Ended (Unaudited)

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

On August 30, 2018, the Company changed its name to Blockchain Holdings Capital Ventures, Inc.

On January 13, 2020, the Company changed its name to Edge Data Solutions, Inc.

Business Description

Edge Data Solutions, Inc. (EDSI) is poised to be an industry-leading edge datacenter and cloud infrastructure provider. EDSI’s proprietary Edge Performance Platform (EPP) allows us to deploy next-generation edge datacenters where they are needed most. EDSI’s datacenters provide next-generation immersion cooling technology that improves performance, reduces energy costs and latency. Key industries we serve more computing power are fintech, cloud gaming, telecom 5G, 3D/video/AI rendering, video streaming, remote desktop, IoT, autonomous vehicles. Centralized infrastructure facilities servicing multiple geographical areas encounter many issues with data latency, congestion and weak network connections. To address this, data processing is moving closer to the customer. EDSI offers green, low-cost, secure colocation and private data hosting to meet this demand for Edge datacenters. EDSI plans to deploy to strategic locations based on demand for Tier 2 and Tier 3 cities outside the major metropolitans to underserved markets, supporting both edge customers and areas of projected growth. With the rise and proliferation of this technology adoption we plan to solidify our footprint by securing multiple locations across the US, while generating revenue from our operations. The modular design and ability to add additional datacenters as needed, preserves up front capital allowing for rapid deployment and scalability as business demand increases.

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

Cash Equivalents and Concentration of Cash Balance

The Company considers all highly liquid securities with an original maturity of less than three months to be cash equivalents. The Company’s cash and cash equivalents in bank deposit accounts, at times, may exceed federally insured limits. As of September 30, 2020, and December 31, 2019, the Company’s cash balances did not exceed federally insured limits.

EDGE DATA SOLUTIONS, INC. (Formerly Southeastern Holdings, Inc.)

NOTES TO FINANCIAL STATEMENTS

As of September 30, 2020 (Unaudited) and for the Three Months Then Ended (Unaudited)

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

As of September 30, 2020, the Company’s property and equipment consisted of $46,122 of datacenter containers not yet placed in service, $68,759 of datacenter equipment and $13,347 of capitalized labor associated with readying the equipment for service, net of $9,635 of accumulated depreciation. Depreciation expense for the three and nine months ended September 30, 2020 was $6,303 and $10,513, respectively.

Long-Lived Assets

The Company evaluates the recoverability of its long-lived assets whenever events or changes in circumstances have indicated that an asset may not be recoverable. Long-lived assets are grouped with other assets at the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. If the sum of the projected undiscounted cash flows is less than the carrying value of the assets, the assets are written down to the estimated fair value. As of September 30, 2020, the Company determined that its long-lived assets have not been impaired.

Accounts Payable and Accrued Liabilities

Accounts payable consisted of $74,434 of liabilities incurred by the issuer prior to the merger as of each September 30, 2020 and 2019. The remaining accounts payable of $64,427 and $88,926 as of September 30, 2020 and December 31, 2019, respectively, consisted of amounts due for professional services and various other general and administrative expenses incurred after the acquisition.

As of December 31, 2019, accrued expenses consisted of $1,811 of state and local taxes payable, $1,903 of accrued interest due to a vendor and $7,266 of accrued interest on convertible debt. As of September 30, 2020, accrued expenses consisted of $1,811 of state and local taxes payable and $27,430 of accrued interest on convertible debt.

As of December 31, 2019, accrued liabilities included $41,000 of accrued consulting fees payable to entities owned by the CEO and President ($22,000 and $19,000, respectively). During the nine months ended September 30, 2020, the Company paid out the $41,000 of accrued compensation, for $0 of accrued related party compensation as of September 30, 2020.

Deferred Offering Costs

The Company accumulates costs incurred directly in connection with its unclosed securities offering, as announced on October 13, 2020, as deferred offering costs. In the event the offering is successful, the Company will record all related costs as an offset to additional paid-in capital. In the even the Company terminates the offering or management deems the offering will not likely be successful, the Company will charge these costs to expense in the period in which such a determination is made. During the three months ended September 30, 2020, the Company incurred $13,500 of costs related to this offering, resulting in total deferred offering costs of $13,500 as of September 30, 2020.

EDGE DATA SOLUTIONS, INC. (Formerly Southeastern Holdings, Inc.)

NOTES TO FINANCIAL STATEMENTS

As of September 30, 2020 (Unaudited) and for the Three Months Then Ended (Unaudited)

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

During the quarter ended September 30, 2020, the Company recognized $14,317 of revenue from its customers’ usage of datacenter credits. The Company further recognized a deferred revenue liability of $1,035 for prepaid usage credits not yet used by its customers as of September 30, 2020. While the Company generated limited revenue in the second and third quarters of 2020, there can be no assurances that service lines will generate satisfactory revenue or continue to generate revenue.

Cryptocurrency Transactions

In August 2020, the Company began mining Ethereum with its unutilized datacenter capacity. The Company records cryptocurrency generated, net of fees and valuation adjustments, as other income and classifies the cryptocurrency as other current assets in its balance sheets. The Company assesses the carrying value of the cryptocurrency held by the Company at each reporting date and charges valuation adjustments to other income. The carrying value of Ethereum held by the Company was $716 and $0 as of September 30, 2020 and December 31, 2019, respectively. During the three and nine months ended September 30, 2020, the Company recognized $716 of net other income from mining operations.

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

On June 19, 2020, the Board of Directors approved the issuance of 750,000 fully vested common shares to its board members and officers as compensation for services rendered, consisting of 250,000 shares to Delray Wannemacher, CEO and Director, 250,000 shares to Daniel Wong, President and Director, and 250,000 shares to Austin Bosarge, Director. In connection with this issuance, the Board further approved the issuance of 375,000 common shares on July 1, 2021 and 375,000 common shares on July 1, 2022. Each of these future issuances will result in the issuance of 125,000 common shares to each director and officer. The Company recorded stock-based compensation expense of $142,500 upon approving issuance of the first 750,000 shares.

On July 7, 2020, the Company issued a total of 1,000,000 common shares, consisting of 500,000 to Delray Wannemacher, CEO and Director, and 500,000 to Daniel Wong, President and Director, as compensation for services rendered, resulting in stock compensation expense of $190,000.

On September 15, 2020, the Company granted 50,000 common shares to a consultant in exchange for services rendered, resulting in $9,500 of stock compensation expense. Under the advisory agreement, the Company will issue an additional 50,000 common shares to the advisor over the next two years.

On September 16, 2020, the Company granted 100,000 common shares to an advisor in exchange for services rendered, resulting in $19,000 of stock compensation expense. Under the advisory agreement, the Company will issue an additional 100,000 common shares to the advisor over the next two years.

EDGE DATA SOLUTIONS, INC. (Formerly Southeastern Holdings, Inc.)

NOTES TO FINANCIAL STATEMENTS

As of September 30, 2020 (Unaudited) and for the Three Months Then Ended (Unaudited)

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

NOTE 3: GOING CONCERN

As shown in the accompanying financial statements as of September 30, 2020, the Company had $63,549 of cash and $77,710 of current assets, as compared to total current liabilities of $839,583, has incurred substantial operating losses, and had an accumulated deficit of $1,257,951. Furthermore, the Company’s revenue history has been limited and unstable, and there can be no assurances of future revenues.

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

NOTE 4: STOCKHOLDERS’ DEFICIENCY

The Company has designated ten million (10,000,000) shares of its preferred stock, par value $0.001 as Class A Preferred Super Majority Voting Stock (“Class A”). The Class A shares have the right to vote upon matters submitted to the holders of common stock, par value $0.0001 of the Company. Class A shares have a vote equal to the number of shares of common stock of the Company which would give the holders of the Class A shares a vote equal to sixty percent (60%) of the common stock. This vote shall be exercised pro-rata by the holders of the Class A. The Company shall have the right to redeem, in its sole and absolute discretion, at any time one (1) year after the date of issuance of such Class A shares, all or any portion of the shares of Class A at a price of one cent ($0.01) per share. On October 4, 2018, the Company issued a total of 7,000,000 Class A shares to its CEO and President (formerly COO) as stock-based compensation for services rendered.

The Company has not currently authorized a Class B designation of Preferred Stock.

EDGE DATA SOLUTIONS, INC. (Formerly Southeastern Holdings, Inc.)

NOTES TO FINANCIAL STATEMENTS

As of September 30, 2020 (Unaudited) and for the Three Months Then Ended (Unaudited)

The Company has designated ten million (10,000,000) shares of its preferred stock, par value $0.001 as Class C Convertible Preferred Non-Voting Stock (“Class C”). Each share of Class C shall be convertible into five (5) shares of common stock. The holders of Class C shall be entitled to receive the same dividend as the holders of the common stock and such dividend shall be paid pro rata per share on a fully converted basis. The holders of Class C shall have piggyback registration rights. The Company shall have the right to redeem, in its sole and absolute discretion, at any time after five (5) years, all or any portion of the shares of Class C at a price of five dollars ($5.00) per share. The Class C shares shall be considered to have a junior liquidation preference to Class A shares and a senior dividend preference to Class A shares. On October 4, 2018, the Company issued a total of 7,000,000 Class C shares to its CEO and President (formerly COO) as stock-based compensation for services rendered. Subsequently, in April 2019, the Company filed an amended and restated certificate of designation, which restricts the CEO and President from converting the 7,000,000 shares into common stock for 36 months from the issuance date.

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

Risk-free interest rate	1.44%-1.51%
Expected life of warrants	3 years
Annualized volatility	60%
Dividend rate	0%

The following table sets forth the Company’s warrant activity through September 30, 2020:

	Warrants	Shares Under Warrant	Term	Exercise Price	Remaining Life
Balance, December 31, 2019	-	-

Warrants issued with equity units	627,862	1,255,724	3 years	$0.50
Balance, March 31, 2020	627,862	1,255,724

No new issuances
Balance, September 30, 2020	627,862	1,255,724

As further discussed in Note 2, the Company issued 1,150,000 common shares and 1,910,000 common shares to management, board members and consultants for services rendered, resulting in stock-based compensation expense of $218,500 and $381,900 for the three and nine months ended September 30, 2020, all respectively.

As of September 30, 2020, the Company was authorized to issue 150,000,000 shares of common stock. All common stock shares have full dividend and voting rights. However, it is not anticipated that the Company will be declaring dividends in the foreseeable future.

As of September 30, 2020, the Company had 8,321,079 common shares outstanding.

As of September 30, 2020, 7,000,000 shares of Class A Preferred Stock and 7,000,000 shares of Class C Preferred Stock were issued and outstanding.

NOTE 5: RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2020, the Company paid out previously accrued consulting fees payable to the CEO and President of $22,000 and $19,000, respectively, paid $40,000 and $35,000 of current compensation, and paid $6,600 and $3,909 in health insurance premiums for the CEO and COO, respectively. The Company does not currently have consulting or employment agreements with these individuals, and as a result, these fees may fluctuate from time to time. While the Company believes these individuals were appropriately classified as contractors and has accordingly neither paid nor accrued payroll taxes, these payments may result in future tax liabilities should the Internal Revenue Service deem these individuals to be employees. As of September 30, 2020, the Company owed $0 of outstanding compensation to the CEO and COO.

During the nine months ended September 30, 2020, the Company’s CEO and President paid expenses on behalf of the Company totaling $106,387 and $61,804, and the Company repaid $120,652 and $90,838 of related party advances, respectively. As of September 30, 2020, the Company was indebted to the CEO for $44,975 and to the President for $156, respectively, for expenses paid on behalf of the company.

In June 2020, Austin Bosarge joined the Company’s Board of Directors. In connection with his appointment to the Board of Directors, he forgave $33,000 of outstanding fees due to his company for previous professional services rendered, resulting in a deemed contribution of $33,000 for the nine months ended September 30, 2020.

EDGE DATA SOLUTIONS, INC. (Formerly Southeastern Holdings, Inc.)

NOTES TO FINANCIAL STATEMENTS

As of September 30, 2020 (Unaudited) and for the Three Months Then Ended (Unaudited)

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

In July 2020, the Company issued a short-term convertible note for total proceeds of $25,000. This note matures one year from execution and accrues interest at 10% per annum. Conversion terms call for conversion of principal and accrued interest at 85% of the stock price upon closing any offering resulting in aggregate financing of at least $1,000,000.

In August 2020, the Company issued a short-term convertible note for total proceeds of $100,000. This note matures one year from execution and accrues interest at 10% per annum. Conversion terms call for conversion of principal and accrued interest at 85% of the stock price upon closing any offering resulting in aggregate financing of at least $1,000,000.

In August 2020, the Company issued two short-term convertible notes totaling $75,000. The notes mature one year from execution and accrue interest at 10% per annum. Conversion terms call for conversion of principal and accrued interest at the lesser of (i) 70% of the stock price or (ii) $0.50 per share, upon closing any offering resulting in aggregate financing of at least $1,000,000.

The Company evaluated the convertible notes in light of ASC 470 and determined that a beneficial conversion feature exists. However, given the contingent nature of the holder’s option and the lack of a market for the Company’s stock, the Company concluded that such a feature is not currently ascertainable and allocated the full principal amount to the convertible note liability.

During the three and nine months ended September 30, 2020 and 2019, the Company recognized $13,902 and $27,130 and $2,520 and $3,897 of interest expense on convertible debt, all respectively. As of September 30, 2020 and 2019, accrued interest on convertible debt was $27,430 and $3,897, net of converted interest of $6,966 and $0 during the periods then ended, respectively.

NOTE 7: SIGNIFICANT AGREEMENTS

On March 11, 2019, the Company entered into a Master Services Agreement with SG Building Blocks, Inc. (“SG”), under which SG will provide certain systems, and perform the various design, engineering, fabrication, delivery and installation servics pertaining to those systems. The Company has not yet realized any financial impacts from this agreement.

On January 29, 2020, the Company entered into a master service agreement with Charter Trading Corporation (“Charter”), a Texas company, under which Charter will provide Ballistics materials for hardened Edge Datacenters, for use by military contractors.

On June 24, 2020, the Company entered into a reseller agreement with Midas Green Technologies, LLC, a Texas-based technology company under which it can purchase and resell datacenter-related equipment. The Company has not yet realized any financial impacts.

On August 31, 2020, the Company engaged CIM Securities, LLC (“CIM”) as a financial advisor and its exclusive lead placement agent for the securities offering announced on October 13, 2020. The agreement calls for cash advisory fees of $15,000 and the reimbursement of expenses and up to $5,000 in legal fees. In addition to the engagement fees and expenses, the agreement sets forth contingent fees, based on successful closing of various transaction types:

●	Equity, Mezzanine or Structured Debt Transactions – CIM will receive a cash placement fee of 7.0% of the gross proceeds of securities subscriptions, with an additional fee of 2.0% of the gross proceeds from investors sourced through other FINRA member broker dealers, with total cash fees not to exceed 9.0% of the gross proceeds. In the event the Company sources its own investors, it will pay CIM a total cash placement fee of 2.0% of the gross proceeds. In addition to cash, CIM is entitled to cashless exercise warrants for the purchase of 7.0% (2.0% for investments sourced by Company) of the number of total shares of stock, funding amount, and/or warrants at the same exercise price as paid for the common equity, mezzanine or structured debt stock in equity. The warrants would have a five-year term, be dated for seven years after the transaction closes, non-callable, non-cancelable, assignable and have immediate piggy-back registration rights, cashless exercise provisions and customary anti-dilution provisions.
●	Senior Debt Transaction – CIM will receive a 3% cash fee.
●	Mergers and Acquisition – CIM will receive a fee of 5% of the total aggregate consideration.
●	Business Development – CIM will receive 5% of the total gross value of any contracts in which CIM is involved or makes a direct or indirect introduction.

On November 2, 2020, the Company entered into a reseller agreement with Lambda Labs, Inc., a provider of GPU-driven computing equipment and cloud services. The Company has not yet realized any financial impacts from this agreement.

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

During the nine months ended September 30, 2020, the Company paid a total of $5,842, including $3,575 of principal and $2,267 of interest, to the lessor and recognized $3,241 and $6,483 of lease expense for the three and nine months ended September 30, 2020.

EDGE DATA SOLUTIONS, INC. (Formerly Southeastern Holdings, Inc.)

NOTES TO FINANCIAL STATEMENTS

As of September 30, 2020 (Unaudited) and for the Three Months Then Ended (Unaudited)

As of September 30, 2020, lease-related assets and liabilities consisted of:

Assets
Prepaid expense	$2,617
Right of use asset - finance lease	32,412
Security deposit	7,753
Total lease-related assets	$42,782

Liabilities
Lease liability - finance, current portion	$15,315
Lease liability - finance, non-current portion	20,005
Total lease-related liabilities	$35,320

Future maturities of the lease liability are as follows:

2020	$6,091
2021	12,500
2022	14,186
2023	2,543
Total future maturities	$35,320

NOTE 9: ACQUISITION DEPOSITS

During the nine months ended September 30, 2020, the Company issued $25,000 of payments in anticipation of an acquisition of the assets of Blockchain Resources Corp. On June 26, 2020, the parties terminated the agreement. In connection with these payments, a contractor received $2,000 for services directly pertaining to the buildout of the Company’s datacenter equipment. As a result, the Company capitalized the $2,000 and wrote off the remaining $23,000 as unrecoverable losses.

NOTE 10: CONCENTRATIONS, COMMITMENTS AND CONTINGENCIES

During the three months ended September 30, 2020, one customer comprised 84% of revenue and one customer comprised 15% of revenue, and the loss of these customers would be detrimental to the Company’s recently formed revenue stream. Management has determined that no other significant concentrations, commitments, or contingencies existed as of September 30, 2020.

NOTE 11: SMALL BUSINESS ADMINISTRATION GRANT

During the nine months ended September 30, 2020, the Company applied for a United States Small Business Administration loan under the March 27, 2020 Coronavirus Aid, Relief, and Economic Security (“CARES”) Act. In connection with this application, the Company received a one-time grant of $1,000 and recognized it as other income.

EDGE DATA SOLUTIONS, INC. (Formerly Southeastern Holdings, Inc.)

NOTES TO FINANCIAL STATEMENTS

As of September 30, 2020 (Unaudited) and for the Three Months Then Ended (Unaudited)

NOTE 12: DEBT FORGIVENESS

On May 5, 2020, a vendor forgave $12,250 of outstanding balances due from the Company pertaining to professional services previously provided, resulting in a $12,250 gain for the nine months ended September 30, 2020.

NOTE 13: DISPOSAL OF EQUIPMENT

In September 2020, the Company sold datacenter equipment for $10,170 and having an original cost of $6,083, resulting in a gain of $4,965 for the three and nine months ended September 30, 2020.

NOTE 14: RECENT ACCOUNTING PRONOUNCEMENTS

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

NOTE 15: SUBSEQUENT EVENTS

On October 13, 2020, the Company announced a securities offering of Series B Preferred Stock at $1.00 per share, with maximum gross proceeds of $3 million. The class of stock is convertible into common stock and has a 1x liquidation and distribution preference. Proceeds from this offering are also subject to certain placement fees arising from the agreement with the Company’s placement agent, as further discussed in Note 7.

On November 2, 2020, the Company entered into a reseller agreement with Lambda Labs, Inc., a provider of GPU-driven computing equipment and cloud services. The Company has not yet realized any financial impacts from this agreement.

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

On August 30, 2018 the Company changed its name to Blockchain Holdings Capital Ventures, Inc.

On January 13, 2020, the Company changed its name to Edge Data Solutions, Inc.

Edge Data Solutions, Inc. (EDSI) is poised to be an industry-leading edge datacenter and cloud infrastructure provider. EDSI’s proprietary Edge Performance Platform (EPP) allows us to deploy next-generation edge datacenters where they are needed most. EDSI’s datacenters provide next-generation immersion cooling technology that improves performance, reduces energy costs and latency. Key industries we serve more computing power are fintech, cloud gaming, telecom 5G, 3D/video/AI rendering, video streaming, remote desktop, IoT, autonomous vehicles. Centralized infrastructure facilities servicing multiple geographical areas encounter many issues with data latency, congestion and weak network connections. To address this, data processing is moving closer to the customer. EDSI offers green, low-cost, secure colocation and private data hosting to meet this demand for Edge datacenters. EDSI plans to deploy to strategic locations based on demand for Tier 2 and Tier 3 cities outside the major metropolitans to underserved markets, supporting both edge customers and areas of projected growth. With the rise and proliferation of this technology adoption we plan to solidify our footprint by securing multiple locations across the US, while generating revenue from our operations. The modular design and ability to add additional datacenters as needed, preserves up front capital allowing for rapid deployment and scalability as business demand increases.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. However, the above conditions raise substantial doubt about the Company’s ability to do so. New business opportunities may never emerge, and we may not be able to sufficiently fund the pursuit of new business opportunities should they arise.

As of September 30, 2020, we had approximately $63,549 of cash on hand. Our current monthly cash burn rate is approximately $35,000, and it is expected that burn rate will continue and is expected to continue at $35,000 until significant additional capital is raised and our marketing plan is executed. Our trade creditors may call debts at any time, and our cash reserves would not be sufficient to satisfy all balances. We are currently dependent on minimal expenses to be covered by a loan or other cash infusion from the Company’s CEO and Director Delray Wannamaker, and President and Director, Daniel Wong. There is no guarantee that this cash infusion will continue to be made.

Operating results for the three months ended September 30, 2020 and 2019:

For the three months ended September 30, 2020, the Company generated revenues of $14,317 from operations, compared to $0 for the three months ended September 30, 2019, an increase of $14,317 or 100%. This increase is a result of customers purchasing datacenter credits for use of the Company’s computing equipment. The Company anticipates future revenue from its current efforts, but there can be no assurances that such efforts will be successful.

For the three months ended September 30, 2020, costs of net revenues were $0, compared to $0 for the three months ended September 30, 2019.

As a result of the changes in revenues and cost of net revenues discussed above, the Company’s gross margin was $14,317 and $0 for the three months ended September 30, 2020 and 2019, respectively. While direct costs have not yet been identified for the revenue-producing period, management anticipates direct costs associated with revenue will become apparent and may adjust future estimates accordingly.

For the three months ended September 30, 2020, selling, general and administrative expenses were $51,369, compared to $65,051 during the three months ended September 30, 2019, a decrease of $13,682, or 21%. The decrease in these expenses are attributable to decreased legal, accounting and other professional fees and no advertising and marketing spend during the 2020 period.

The Company recognized stock-based compensation expense of $218,500 for the three months ended September 30, 2020, as compared to $0 for the three months ended September 30, 2019, for an increase of $218,500, or 100%. This increase was attributable to issuances to management and the board and several consultants and advisors for support of operations in 2020.

During the three months ended September 30, 2020, the Company recognized $6,303 of depreciation expense, as compared to $0, for an increase of $6,303 or 100%, during the three months ended September 30, 2019, as a result of added equipment during 2020.

During the three months ended September 30, 2020, the Company recognized $17,955 of interest expense, as compared to $6,359 for the three months ended September 30, 2019. The increase of $11,596, or 182%, is primarily attributable to the accrual of interest on significant new convertible debt issuances in late 2019 and early 2020.

The Company also recognized a gain of $4,965 from the sale of certain equipment from its datacenter in September 2020 and generated total cryptocurrency mining income of $716 in August and September 2020.

As a result of the changes in operating expenses and other expenses, the Company incurred a net loss of $295,103 for the three months ended September 30, 2020, compared to a net loss of $71,425 for the three months ended September 30, 2019, a change of $223,678, or 313%.

The future trends of all expenses are expected to be primarily driven by the Company’s ability to execute its business plans. Furthermore, the Company’s ability to continue to fund operating expenses will depend on its ability to raise capital, continue to generate revenue and experience revenue growth. There can be no assurance that the Company will be successful in doing so.

Operating results for the nine months ended September 30, 2020 and 2019:

For the nine months ended September 30, 2020, the Company generated revenues of $20,624 from operations, compared to $0 for the nine months ended September 30, 2019, an increase of $20,624 or 100%. This increase is a result of customers purchasing datacenter credits for use of the Company’s computing equipment. The Company anticipates future revenue from its current efforts, but there can be no assurances that such efforts will be successful.

For the nine months ended September 30, 2020, costs of net revenues were $0, compared to $0 for the nine months ended September 30, 2019.

As a result of the changes in revenues and cost of net revenues discussed above, the Company’s gross margin was $20,624 and $0 for the nine months ended September 30, 2020 and 2019, respectively. While direct costs have not yet been identified for the revenue-producing period, management anticipates direct costs associated with revenue will become apparent and may adjust future estimates accordingly.

For the nine months ended September 30, 2020, selling, general and administrative expenses were $185,331, compared to $155,457 during the nine months ended September 30, 2019, an increase of $29,874, or 19%. The increase in these expenses are attributable to increased legal, accounting and other professional fees incurred and limited advertising and marketing spend during 2020.

The Company recognized stock-based compensation expense of $381,900 for the nine months ended September 30, 2020, as compared to $0 for the nine months ended September 30, 2019, for an increase of $381,900, or 100%. This increase was attributable to issuances to management and the board and several consultants and advisors for support of operations in 2020.

During the nine months ended September 30, 2020, the Company recognized $10,513 of depreciation expense, as compared to $0, for an increase of $10,513 or 100%, during the nine months ended September 30, 2019, as a result of added equipment during 2020.

During the nine months ended September 30, 2020, the Company recognized $42,064 of interest expense, as compared to $10,853 for the nine months ended September 30, 2019. The increase of $31,211 or 288%, is primarily attributable to the accrual of interest on significant new convertible debt issuances in late 2019 and early 2020 and also includes interest incurred by related parties who paid expenses on behalf of the Company.

Aside from interest expense, during the nine months ended September 30, 2020 and 2019, the Company recognized net other expense of $4,069 and $0, respectively, for an increase of $4,069 or 100%. The change was a result of $23,000 of acquisition deposits written off after termination of a prospective acquisition, $12,250 of debt forgiveness from a vendor, and a $1,000 grant from the United States Small Business Administration, $716 of cryptocurrency mining income, and a gain of $4,965 from the sale of certain equipment from its datacenter in September 2020.

As a result of the changes in operating expenses and other expense, the Company incurred a net loss of $698,253 for the nine months ended September 30, 2020, compared to a net loss of $166,310 for the nine months ended September 30, 2019, a change of $531,943, or 320%.

The future trends of all expenses are expected to be primarily driven by the Company’s ability to execute its business plans. Furthermore, the Company’s ability to continue to fund operating expenses will depend on its ability to raise capital, continue to generate revenue and experience revenue growth. There can be no assurance that the Company will be successful in its efforts to do so.

Liquidity and Capital Resources

The Company’s cash position at September 30, 2020 increased by $49,096 to $63,549, as compared to a balance of $14,453, as of December 31, 2019. The increase in cash for the nine months ended September 30, 2020 was attributable to net cash used in operating activities of $315,956, $141,058 of net cash used in investing activities, and net cash provided by financing activities of $506,110 driven by new convertible debt financing.

As of September 30, 2020, the Company had a deficit in working capital of $761,873, compared to a deficit in working capital of $489,316 at December 31, 2019, representing a decrease in working capital of $272,557, largely attributable to the use of cash in operations, amortization of prepaid expenses, the write-off of acquisition deposits, finance lease-related liabilities, deferred revenue and additional short-term convertible debt.

Net cash used in operating activities of $315,956 during the nine months ended September 30, 2020, as compared to net cash of $124,230 used in operating activities for the nine months ended September 30, 2019, was primarily attributable to a significant net loss, which was offset by stock-based compensation, write-off of acquisition deposits and decreases in accounts payable and increased by payment of accrued liabilities.

Net cash used by investing activities was $141,058 for the nine months ended September 30, 2020 increased by $141,058 from $0 of cash used by investing activities for the nine months ended September 30, 2019. This is attributable to the Company acquiring datacenter equipment and advancing funds pertaining to a prospective acquisition.

Net cash provided by financing activities of $506,110 during the nine months ended September 30, 2020 increased by $387,684, as compared to $118,426 during the nine months ended September 30, 2019. The difference was a result of changes in finance lease assets and liabilities, net repayments of related party advances, and the issuance of convertible debt and subscriptions to equity units.

As reported in the accompanying consolidated financial statements, for the nine months ended September 30, 2020 and 2019, the Company incurred net losses of $698,253 and $166,310, respectively. The Company produced limited revenues during the nine months ended September 30, 2020 and no revenue during the nine months ended September 30, 2019. The Company’s ability to continue as a going concern is dependent upon its ability to generate revenue, reach consistent profitability and raise additional capital. To date, the Company has raised funds from related party advances, convertible debt, subscriptions to equity units, and the sale of common stock to its former CEO. It intends to finance its future operating activities and its near-term working capital needs largely from proceeds from the securities offering announced on October 13, 2020. The sale of equity and entry into other future financing arrangements may result in dilution to stockholders and those securities may have rights senior to those of common shares. If the Company raises additional funds through the issuance of convertible notes or other debt financing, these activities or other debt could contain covenants that would restrict the Company’s operations. Any other third-party funding arrangements could require the Company to relinquish valuable rights. The Company will require additional capital beyond its currently anticipated needs. Additional capital, if available, may not be available on reasonable terms or at all.

While the Company has generated revenues, it has not generated substantial revenues or profits from its current operations. The Company expects to continue to incur operating losses as it incurs professional fees and other expenses related to implementing its business plan. The future trends of all expenses are expected to be primarily driven by the Company’s ability to execute its business plans and continue to generate revenue. Furthermore, the Company’s ability to continue to fund operating expenses will depend on its ability to raise capital and generate sufficient revenues. There can be no assurance that the Company will be successful in doing so.

Financial Condition

The Company’s total assets as of September 30, 2020 and December 31, 2019 were $249,968 and $14,453, respectively, representing an increase of $235,515, or 1,630%. Total liabilities as of September 30, 2020 and December 31, 2019 were $859,588 and $503,769, respectively, for an increase of $355,819, or 71%. The significant change in the Company’s financial condition is attributable to convertible debt issued, the sale of equity units, commencement of a finance lease arrangement, cash burn from operations and increases in accounts payable and repayment of accrued expenses. As a result of these transactions, the Company’s cash position increased from $14,453 to $63,549 during the three and nine months ended September 30, 2020.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and President, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Disclosure controls and procedures are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-Q, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and is communicated to our management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our management concluded that, as of September 30, 2020, our disclosure controls and procedures were not effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2020 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II

Item 1. Legal Proceedings.

The Company is not a party to any legal proceeding that it believes will have a material adverse effect upon its business or financial position.

Item 1A. Risk Factors.

Not required for smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the period from January 1, 2020 through September 30, 2020, the Company issued the following unregistered securities.

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

On June 19, 2020, the Company’s Board of Directors approved the issuance of 250,000 common shares to Daniel Wong President and Director, as compensation for services rendered.

On June 19, 2020, the Company’s Board of Directors approved the issuance of 250,000 common shares to Austin Bosarge, Director, as compensation for services rendered.

On July 7, 2020, the Company’s Board of Directors approved the issuance of 500,000 common shares to Delray Wannemacher, Chief Executive Officer and Director, as compensation for services rendered.

On July 7, 2020, the Company’s Board of Directors approved the issuance of 500,000 common shares to Daniel Wong President and Director, as compensation for services rendered.

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

On August 28, 2020, the Company entered into a convertible promissory note with Dave Ellicott for proceeds of $50,000. The note matures in one year, bears 10% interest per annum and is convertible at the lesser of (i) a 30% discount of (ii) $0.50 per share, in the event of a $1,000,000 or greater financing.

On August 31, 2020, the Company entered into a convertible promissory note with Charles Horak for proceeds of $25,000. The note matures in one year, bears 10% interest per annum and is convertible at the lesser of (i) a 30% discount of (ii) $0.50 per share, in the event of a $1,000,000 or greater financing.

On September 15, 2020, the Company issued 50,000 common shares to Levi Volk as compensation for services rendered.

On September 16, 2020, the Company approved the issuance of 100,000 common shares to Joshua Holmes as compensation for services rendered and subsequently issued the shares on November 2, 2020.

The sales described in the preceding paragraphs were made in private placement transactions, pursuant to the exemption provided by Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated under the Securities Act (“Regulation D”), as a sale to “accredited investors,” as defined in Rule 501(a) of the Regulation D. The issuances did not involve any public offering; no general solicitation or general advertising was used in connection with the offering. The Company intends to use the proceeds from these transactions to fund its operations.

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

Edge Data Solutions, Inc.

Date: November 16, 2020	By:	/s/ Delray Wannemacher
Delray Wannemacher, CEO

Date: November 16, 2020	By:	/s/ Daniel Wong
Daniel Wong, President and
Acting Principal Financial Officer

