Form 10-K
period 2020-12-31
Edge Data Solutions, Inc.
filed 2021-05-21
CIK 1614826

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant on December 31, 2020, the last business day of the registrant’s most recently completed fiscal quarter, determined by the lack of an active market for the Company’s common stock, was approximately $0. This computation assumes that all executive officers, directors and persons known to the registrant to be the beneficial owners of more than ten percent of the registrant’s common stock are affiliates of the registrant. Such assumption should not be deemed conclusive for any other purpose.

As of May 21, 2021, there were outstanding 8,421,079 shares of our common stock, par value $0.0001 per share, 7,000,000 shares of the Company’s Class A Super Voting preferred stock, par value $0.001 per share, and 7,000,000 shares of the Company’s Class C preferred stock, par value $0.001 per share

Documents incorporated by reference: None

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

On August 30, 2018 the Company changed its name to Blockchain Holdings Capital Ventures, Inc.

On January 13, 2020, the Company changed its name to Edge Data Solutions, Inc.

Edge Data Solutions, Inc is poised to be an industry-leading infrastructure provider. In an increasingly data-driven world, GPU computing is changing the way we create, learn, and play. Through strategic partners, the Company has assembled a full-stack solution to help businesses realize the potential of CPU/GPU computing, backed by a rapidly growing network of high-density modular data centers that place compute directly at the point of data collection, reducing latency, improving performance and security.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. However, the above conditions raise substantial doubt about the Company’s ability to do so. New business opportunities may never emerge, and we may not be able to sufficiently fund the pursuit of new business opportunities should they arise.

As of December 31, 2020, we had approximately $80,368 in cash on hand. Our current monthly cash burn rate is approximately $35,000, and it is expected that burn rate will continue and is not expected to increase until significant additional capital is raised, and our marketing plan is executed. Our trade creditors may call debts at any time, and our cash reserves would not be sufficient to satisfy all balances. We are currently dependent on loans, advances and other cash infusions from the Company’s Chairman and CEO Mr. Wannemacher, and President and Director, Daniel Wong. There is no guarantee that such cash infusions will continue to be made.

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

Edge Data Solutions, Inc. (EDSI) is poised to be an industry-leading edge data center and cloud infrastructure provider. EDSI’s proprietary Edge Performance Platform (EPP) allows us to deploy next-generation edge data centers where they are needed most. EDSI’s data centers provide next-generation immersion cooling technology that improves performance, reduces energy costs and latency. Key industries we serve more computing power are fintech, cloud gaming, telecom 5G, 3D/video/AI rendering, video streaming, remote desktop, IoT, autonomous vehicles. Centralized infrastructure facilities servicing multiple geographical areas encounter many issues with data latency, congestion and weak network connections. To address this, data processing is moving closer to the customer. EDSI offers green, low-cost, secure colocation and private data hosting to meet this demand for Edge data centers. EDSI plans to deploy to strategic locations based on demand for Tier 2 and Tier 3 cities outside the major metropolitans to underserved markets, supporting both edge customers and areas of projected growth. With the rise and proliferation of this technology adoption we plan to solidify our footprint by securing multiple locations across the US, while generating revenue from our operations. The modular design and ability to add additional data centers as needed, preserves up front capital allowing for rapid deployment and scalability as business demand increases.

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

Next Generation Edge Data Center Solutions

EDSI offers the Pro- Edge Data Centers for powerful, flexible, fully redundant and scalable immersion cooled data centers in a box, that are hardware agnostic, enterprise ready and able to be deployed any environment. EDSI’s immersion cooling solution when compared to traditional air-cooled data centers saves up to 50% on CAPEX building savings, 95% on cooling OPEX, 90% on energy savings, reduces the carbon footprint, and up to 30% in increased hardware life span and performance.

-	Micro-Edge 12U Data Center has capacity of up to 25kW of power, perfect for any small unused space such as a storage closet, equal to the power of up to 3 traditional 7kW air cooled data center racks.

-	Pro-Edge 50U Data Center has capacity up to 200kW, perfect for larger computing needs at a fraction of the size of a traditional air cooled, equal to up to 28 traditional 7kW air cooled data center racks.

-	Pro-Edge 200U – 500U Data Center has capacity up to 2MW of power per container, fully customized to meet any mobile or computing needs without the need for water. The modular design allows for rapid deployment with maximum compute power at the heart of the network, where the connectivity is needed most.

-	Ultra-Edge 7.5MW+ supporting up to 50MW facilities to replace traditional data centers, and has the similar net carbon footprint as taking the same size coal plant offline.

EDSI also offers a next generation crypto mining solution specifically designed to allow increased hash rates per wattage and maximum density, while extending the life of hardware. The Arctic™ Tank line offers the same power as current crypto mining solutions without the redundancy built in to offer a more competitive price point to server GPU or ASIC mining needs.

-	Arctic™ Tank 12U

-	Arctic™ Tank 50U

-	Crypto Arctic™ Tank Chainable

-	Arctic™ Cube 200U-500U

EDSI has signed an exclusive master services agreement with SG Blocks, Inc. (NASDAQ: SGBX), a leading designer, fabricator and innovator of container-based structures, to own the data center channel globally. SG Blocks utilizes code-engineered cargo shipping containers to construct and provide safe, durable and environmentally-friendly modular structures. SG Blocks was the first container-based construction company recognized by the ICC (International Code Council) with an ESR number. Clients have included Starbucks, Marriott, Taco Bell, Aman, Equinox and several branches of the U.S. military.

EDSI’s agreement with SG Blocks calls for the design, customization and building of next generation Edge data centers that are weather resistant, cost effective, quick to install, and have mobility in case the market conditions are not optimal. As part of the portfolio of Edge data centers solutions, each container will be shipped to EDSI’s customers directly.

EDSI’s proprietary Edge data centers are specifically designed to fully enclose all power and cooling equipment and can be built in units from 320 – 5,000 square foot centers. The Edge data centers will utilize liquid immersion cooling technology through a strategic relationship with Midas Green Technologies. The robust nature of EDSI’s Edge data centers (hurricane resistance, security, decentralized disaster recovery options, flexibility, recyclability, IBC/ICC Building Code compliance), lets EDSI offer a robust competitive solution to static data centers, allowing companies to build as they grow.

Servers Designed and Optimized for Immersion Cooling

EDSI offers custom servers that are optimized and specifically designed for immersion cooling to deliver maximum compute power, density and lifespan of hardware. We have server designs to meet any HPC needs, whether that be Artificial Intelligence, Video Rendering, Machine Learning, Virtual Desktop, or any other Edge optimized needs.

EDSI recently launched the Crypt Keeper™ Immersion Miner in a 2U up to 4U form factor holding up to 2 CPUs and up to 16 GPUs Crypt Keeper ™ is optimized to mine cryptocurrencies more efficiently and produce a faster return on investment. This is one of the first truly enterprise level crypto mining solutions in the market designed for immersion and combined with the Artic™ Tank, is one of the most flexible, energy efficient and powerful solutions in the market.

Server Colocation

EDSI offers colocation services with immersion-cooled tanks to host, manage and maintain client equipment, including servers, delivering a turnkey, energy efficient, and cost effective solution to customers.

Sales Strategy and Growth

The core strategic vision of EDSI is built around growing a network of next generation, decentralized edge data centers in support of the rapid growth driven by advanced computing technologies. EDSI offers low-cost, secure colocation and private data hosting in addition to a wide range of consulting and hardware services for a variety of data center designs. In addition, the modular Edge data centers will be sold directly to customers and provisioned to meet their needs with the ability to add units to scale with them as their demand increases. EDSI plans to hire and train a staff of sales representatives willing to search out potential tenants and clients in need Edge data center services. Ensuring competitive pricing, reliable power supply, processing uptime, flexible leasing agreements, and ongoing support and maintenance will help EDSI to develop its position within the Edge data center market and help it to attract long-term value customers. Large customers like Dish, Netflix, Amazon, AT&T, Version etc. will be able to use our locations to bring their content closer to the end users for a fraction of the cost.

Acquisitions

A facet of our business strategy includes acquiring complimentary businesses that are established where together we support the growth of both companies. These acquisitions will bring new technologies, customers bases, cash flow and asset growth.

Sales

We have in-house sales to reach out to new customers, open new markets and handle incoming customers from marketing efforts. We work with channel partners that introduce our products to their customer base as well as projects both parties can add value to. Co-marketing and partnering with other integrators, manufacturers and software companies allows EDSI to offer a total edge solution to meet any company’s needs.

Innovation and Next Generation Products

We are continually conducting market research to deliver innovative products and integrating the most powerful compute solutions available to set us apart from the competition. As new technologies continue to develop at a rapid pace with more powerful and hotter equipment, the infrastructure to support it is crucial to the success and ability to develop even more into the future.

Competitive Edge

EDSI is able to deliver high density and high compute for any application. Our solution future-proofs any data center cooling needs, delivering power to cool at a capacity of 200kW per 50U and 1200 times for efficient at removing heat than air. An optimal solution where there is limited space, cooling challenges, high cost of electricity or harsh environment. Some of the key benefits are listed here:

-	Up to 50% Saving on CAPEX Building Costs
-	Up to 95% on Cooling OPEX Resulting in 90% Energy Savings
-	+30% Hardware Lifespan and Performance
-	Reduced Carbon Footprint
-	Rapid Deployment

Primary Marketing Campaign Strategy

A strong marketing and promotional focus will be followed, with particular attention paid to networking and relationship building, as well as supporting the extensive connections of company leadership and advisor. This will be further supplemented by high-profile attendances at conferences, expos, and trade shows relating to digital growth areas including edge and cloud computing, AI, streaming, gaming and rendering. Additionally, EDSI is planning to launch a full spectrum of marketing and promotional activities using some of the following channels.

●	Internet Marketing – One of the most effective marketing channels for businesses is the internet, and the Company maintains an engaging web presence as a passive marketing placeholder, offering useful information about the history of EDSI and its services.

●	Search Engine Optimization (SEO) – By utilizing SEO the Company can work on improving the visibility of the website on all major search engines such as Google, Bing, Ask, Yahoo, etc.

●	Paid Online Advertisements – Pay per click (PPC) keyword advertising will help to promote contextual search results for the Company, and paying for advertisements with Google, AdSense, and other platforms to display ads on major search results and Facebook pages will help to promote contextual search results for the Company.

●	Social Media Marketing (SMM) – Social Media Marketing is fast becoming the most popular channel by which businesses can engage with their target market and client base. The business, and its growing network of data centers, may establish social media channels on platforms such as Facebook, Twitter, and LinkedIn, providing an outlet to stay in touch with clients and interact with the market.

●	Traditional Marketing – Any comprehensive marketing campaign will include traditional marketing channels. This may include having print media advertisements in specialist interest magazines or periodicals, and EDSI will launch full press and PR campaigns, including press releases, articles or leaders in local newspapers or industry periodicals, announcements, white papers in industry press, investor or stock-market related publications, and notices and other engaging events. Direct marketing will also be utilized, including mailings of promotional literatures to key target markets, and supported by a growing team of sales representatives who will be approaching and engaging directly with prospective clients and showcasing the value proposition of EDSI full data center solutions.

●	Industry events and exhibitions – Having a presence at industry events and conventions can further increase brand awareness and industry reputation, and allow opportunities to interact with key decision makers at other businesses, organizations, consultancy partners, or technology companies. This can potentially result in new leads or other opportunities in future. Similarly, sponsoring or co-sponsoring such events or conferences can provide another effective backdrop to promote the Company.

RELATIONSHIPS, COMPETITION, AND REGULATION

Strategic Relationships

EDSI provides an industry leading decentralized Edge Data Center/Cloud Infrastructure with several strategic advantages in the market. We offer one of the most cost effective, high-density, and profitable edge solutions on the market. EDSI has successfully secured agreements with leaders in the markets they serve.

Lenovo: EDSI has engaged Lenovo to supply top of the line enterprise servers for applications in video rendering, AI, HPC and other highly complicated computing jobs. Being able to offer customized solutions to fit the client’s needs with the support of Lenovo, gives EDSI the ability to offer first in class hardware solutions.

Midas Green Technologies: Midas Green Technologies and EDSI have partnered to utilize Midas Green Technologies’ next generation immersion Cooling solution to provide maximum density to EDSI’s Edge Data solutions with a minimal footprint. The challenge facing data centers today is that Cooling is a major cost and hardware continues to consume more power per device. Midas Green Technologies immersion tanks, through the use of dielectric fluid, is able to provide a 200+kw per 50U with a minimal footprint.

Rovisys : EDSI has partnered with, and signed a co-marketing agreement on March 17, 2021 with Rovisys, a leading independent provider of information management solutions, manufacturing automation solutions, control systems integration, building automation, discrete automation solutions and enterprise and industrial networks. Rovisys has built a reputation of quality and continuity, technical expertise, and attentive customer service. EDSI and Rovisys will work together to deliver solutions that drive productivity, improve product quality, increase asset utilization and integrate technology for the Chemical, Petrochemical, Life Science, Consumer Packaged Goods, Glass, Metals, Power & Energy, Data Center, Building Management, Water & Wastewater, Paper & Wood and Oil & Gas industries. Rovisys’ offices are located across North America, and in Singapore, Taiwan, and the Netherlands.

SG Blocks: SG Blocks is a global leader and innovator in the realm of modular and dynamic infrastructure. By repurposing traditional maritime containers through a combination of engineering efficiency and artistic design, they have created iconic, compact, and easily deployable structures that are specifically purposed for the client’s needs. With EDSI rolling out Edge data centers to give our clients maximum flexibility at much lower cost point, such creations are vital to our strategy. EDSIs proprietary Edge data centers are specify designed to fully enclose all power, Cooling equipment and can be built in units from 320 – 5,000 square foot centers. The robust nature of such Edge data centers (hurricane resistance, security, decentralized disaster recovery options, flexibility, recycled, IBC Certified), lets EDSI offer a robust completive solution to static data centers, allowing companies to build as they grow. As a global leader, SG Blocks has the experience and the capabilities to produce these Edge data centers not only to specification, but under traditional construction costs as well. Most notably, EDSI has signed an exclusive agreement with SG Blocks (NASDAQ: SGBX) for the Edge data center design and roll out program. Their patent on the interlocking design, ability to stack 9 modules high, and code compliance will allow for rapid deployment and scalability. Our data centers will be shipped approximately 90% complete and can be added to as needed to both fulfil demand and remain uniquely adaptable to our client’s needs.

Competition

Our competition lies in the modular edge data center markets. We see our direct competitors as the below listed companies in that they invest and offer similar products and services independently. There are other entities which may also compete with us in certain aspect in these markets.

Vapor IO: Vapor IO is developing a nationwide edge networking, colocation and exchange platform at the edge of the wireless and wireline networks. Serving carriers, operators, cloud providers, web-scale companies and other innovative enterprises, the company’s Kinetic Edge® platform combines multi-tenant colocation with software-defined interconnection and high-speed networking. The Kinetic Edge platform offers a flexible, highly-distributed infrastructure for delivering modern, low-latency applications, and the company has deployed its Kinetic Edge in Chicago, Atlanta, Dallas, and Pittsburgh. By the end of 2020, the company plans to have its Kinetic Edge live in 20 US metropolitan markets, furthering its goal to deploy over 100 data centers in 36 U.S. markets over the next two years.

EdgeConneX: Founded in 2009, EdgeConneX is focused on driving innovation and helping our customers define and deliver their own unique vision for the Edge, at any scale, in any market worldwide, for any requirement. We are building tomorrow’s data center infrastructure, today.

Delivering innovative and proximate data center solutions ranging from 40kW to 40MW or more, we work closely with our customers to provide the scalable capacity, power, and connectivity they need to meet the growing demands of their business and their end users. In turn, our customers’ content, applications, cloud services or any data requirement can be securely delivered with enhanced performance and lower latency to any device, anywhere.

Since late 2013, EdgeConneX has built over 40 data centers, including Edge Data centers® and a growing number of regional and hyperscale solutions across North America, Europe, and South America, creating a new Edge of the Internet. EdgeConneX continues to move the Internet to where it is most needed – into local markets across the country and around the globe. We recognize that insatiable demand for data, content, cloud services, and ubiquitous computing continues to swell each day and that quality delivery of this content requires an Internet of Everywhere capability.

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

Markets

The markets that we will be operating in are technology driven to provide edge data centers and cloud infrastructure largely supported by GPU based computing that supports, streaming, visualization and 3D rendering, AI, gaming, enterprise blockchain protocols, disaster recovery solutions, 5G, telecom, retail, architecture, building and construction, design and engineering, media and entertainment, healthcare and life sciences, academia, financial services, smart cities, self-driving cars, and remote work force.

Number of Persons Employed.

As of December 31, 2020, we have no employees, however, our officers are spending full-time in this business – up to 50 hours per week. We do have eight  independent consultants and advisors.

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

ITEM 4. MINE SAFETY DISCLOSURE.

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock’s trading symbol is “EDSI”. As of December 31, 2020, there have been no public sales transactions, and there is currently no active market for the Company’s common stock.

Holders. As of May 21, 2021, there were approximately 165  holders of record of the common stock.

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

Pursuant to a service agreement entered on January 25, 2021, the Company issued 100,000 common shares to OHGODACOMPANY, LLC in exchange for advisory services rendered.

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

The independent registered public accounting firm’s report on the Company’s consolidated financial statements as of December 31, 2020 and 2019, and for the years ended December 31, 2020 and 2019, includes a “going concern” explanatory paragraph, that describes substantial doubt about the Company’s ability to continue as a going concern.

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

On August 30, 2018 the Company changed its name to Blockchain Holdings Capital Ventures, Inc.

On January 13, 2020, the Company changed its name to Edge Data Solutions, Inc.

Edge Data Solutions, Inc. (EDSI) is poised to be an industry-leading edge data center and cloud infrastructure provider. EDSI’s proprietary Edge Performance Platform (EPP) allows us to deploy next-generation edge data centers where they are needed most. EDSI’s data centers provide next-generation immersion Cooling technology that improves performance, reduces energy costs and latency. Key industries we serve more computing power are fintech, cloud gaming, telecom 5G, 3D/video/AI rendering, video streaming, remote desktop, IoT, autonomous vehicles. Centralized infrastructure facilities servicing multiple geographical areas encounter many issues with data latency, congestion and weak network connections. To address this, data processing is moving closer to the customer. EDSI offers green, low-cost, secure colocation and private data hosting to meet this demand for Edge data centers. EDSI plans to deploy to strategic locations based on demand for Tier 2 and Tier 3 cities outside the major metropolitans to underserved markets, supporting both edge customers and areas of projected growth. With the rise and proliferation of this technology adoption we plan to solidify our footprint by securing multiple locations across the US, while generating revenue from our operations. The modular design and ability to add additional data centers as needed, preserves up front capital allowing for rapid deployment and scalability as business demand increases.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. However, the above conditions raise substantial doubt about the Company’s ability to do so. New business opportunities may never emerge, and we may not be able to sufficiently fund the pursuit of new business opportunities should they arise.

As of December 31, 2020, we had $80,368 in cash on hand. Our current monthly cash burn rate is approximately $35,000, and it is expected that burn rate will continue and is expected to continue at $35,000 until significant additional capital is raised and our marketing plan is executed. Our trade creditors may call debts at any time, and our cash reserves would not be sufficient to satisfy all balances. We are currently dependent on minimal expenses to be covered by a loan or other cash infusion from the Company’s CEO and Director Mr. Wannamaker, and President and Director, Daniel Wong. There is no guarantee that this cash infusion will continue to be made.

PLAN OF OPERATIONS

During 2020, we generated limited revenues from customers’ usage of our data center resources. We generated a net loss and have negative capital and no intangible assets. We are illiquid and need cash infusions from investors or shareholders to provide capital, or loans from any sources, none of which have been committed nor assured.

We are currently seeking to grow our customer base and to increase our current customers’ reliance on and usage of our resources. Further, we are seeking to expand into the sale and resale of modular data centers and related equipment. While our efforts have generated limited revenue and gross margins, there can be no assurances that these efforts will be successful or produce sufficient income or cash inflows from operations. As a result, we are dependent upon capital from investors to finance our operations and continue as a going concern.

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

We may also consider a private placement or public offering of our common stock, if the market conditions allow at the time. No price, schedule or terms for such an offering has been determined at this time. We expect to expend funds on a quarterly basis, as follows:

Period	Amount
Q1 2021 (cash on hand 12/31/2020)	$80,368
Q2 2021	105,000
Q3 2021	105,000
Q4 2021	105,000
Total Cash Burn	$395,368

Results of Operations for the Years Ended December 31, 2020 and 2019

During the years ended December 31, 2020 and 2019, the Company generated revenues of $34,670 and $0 and incurred associated costs of $24,092 and $0, for gross margins of $10,578 and $0, all respectively, representing increases of $34,670 (100%), $24,092 (100%) and $10,578 (100%), all respectively, due to generation of revenue in 2020. While the Company generated revenue in 2020, the customer base is heavily concentrated, volume is limited, and there can be no guarantee of future revenue growth.

During the years ended December 31, 2020 and 2019, the Company incurred $1,059 and $13,401, respectively, of sales and marketing expenses and $221,942 and $197,554, respectively, of general and administrative costs, including consulting fees, professional services fees and other administrative costs. Sales and marketing costs decreased by $12,342, or 92%, due to the focus on developing the Company’s data center and use of relationships to acquire initial customers. General and administrative costs increased by $24,388, or 12%, as a result of new costs associated with operations.

During the years ended December 31, 2020 and 2019, the Company incurred depreciation expense of $17,519 and $0, respectively, with the increase being a result of new equipment being acquired and placed in service during 2020.

During 2020 and 2019, the Company recognized $381,900 and $127 of stock-based compensation expense, respectively, from the issuance of its common shares to consultants and advisors. The Company also paid compensation of $90,000 to the CEO and $84,040 to the President in 2020, as compared to $27,000 and $44,000, respectively in 2019, for increases of $63,000 and $40,040, respectively.

During the year ended December 31, 2020, the Company recognized $66,135 of interest expense, as compared to $19,668 for the year ended December 31, 2019. The increase of $46,467 or 236%, is primarily attributable to the accrual of interest on significant new convertible debt issuances in late 2019 and throughout 2020 and also includes interest incurred by related parties who paid expenses on behalf of the Company.

Aside from interest expense, during the years ended December 31, 2020 and 2019, the Company recognized net other income of $2,306 and $0, respectively, for an increase of $2,306 or 100%. The change was a result of $23,000 of acquisition deposits written off after termination of a prospective acquisition, $12,250 of debt forgiveness from a vendor, and a $1,000 grant from the United States Small Business Administration, $4,847 of cryptocurrency mining income, gains of $1,018 on disposal of crypto assets, and a gain of $4,965 from the sale of certain equipment from its data center in September 2020.

As a result, the Company incurred net operating losses of $850,936 and $301,750 for years ended December 31, 2020 and 2019, respectively, for an increase of $549,186, or 182%, to net losses. This change was primarily a result of increased stock-based compensation and increases in executive compensation.

Liquidity and Capital Resources

During 2019, the Company sold 266,667 shares (equivalent to 2,667 post-split) of common stock to its former CEO for proceeds of $40,000.

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

In February 2020, the Company issued two one-year convertible notes for total proceeds of $110,000, each bearing interest at 10% annually and calling for conversion at a 30% discount in the event of a financing event exceeding $1,000,000.

In April 2020, the Company issued three one-year convertible notes for total proceeds of $150,000, bearing interest at rates ranging from 10-12% per annum and calling for conversion at a 30% discount in the event of a financing event exceeding $1,000,000.

In June 2020, the Company issued a one-year convertible note for total proceeds of $50,000, bearing interest at 12% per annum and calling for conversion at a 30% discount in the event of a financing event exceeding $1,000,000.

In July 2020, the Company issued a one-year convertible note for total proceeds of $25,000, bearing interest at 10% per annum and calling for conversion at a 30% discount in the event of a financing event exceeding $1,000,000.

In August 2020, the Company issued three one-year convertible notes for total proceeds of $175,000, each bearing interest at 10% per annum and calling for conversion at a 30% discount in the event of a financing event exceeding $1,000,000.

In December 2020, the Company issued five one-year convertible notes for total proceeds of $110,000, each bearing interest at 15% per annum and calling for conversion at a 30% discount in the event of a financing event exceeding $1,000,000.

During the twelve months ending December 31, 2021, the Company estimates it will need approximately $420,000 to pursue business opportunities. The Company currently generates limited revenues from its edge computing offerings, but the industry has many competitors, and is seeking to expand into the data center hardware business. There can be no assurances that the Company will be successful in its efforts to generate new revenue or grow its existing revenue streams. Furthermore, while the Company has generated income from the use of idle resources to mine cryptocurrency, the availability and cost of using resources for such purposes and the volatile cryptocurrency markets may impede the Company’s ability to generate additional cash inflows. Other than the foregoing, the Company does not know of any trends, events or uncertainties that have had, or are reasonably expected to have, a material impact on sales, revenues or income from continuing operations, or liquidity and capital resources.

Short Term

On a short-term basis, we anticipate continued generation of edge computing revenues and the use of idle capacity to mine cryptocurrency. Based on prior history, we anticipate that short-term revenues and other cryptocurrency-related income will be insufficient to satisfy current and future liabilities as we continue to pursue expansion of our current customer base and expand into the hardware business.

No commitments to provide additional funds have been made by our management or other stockholders. Accordingly, there can be no assurance that any additional funds will be available to us to allow it to cover our expenses as they may be incurred.

Capital Resources

Our capital resources currently consist of cash, advances from and expenses paid on the Company’s behalf by the CEO and President, convertible debt financing, and the sale of equity units.

Need for Additional Financing

We do not have sufficient capital to meet our cash needs. Nor do we have sufficient capital to meet our short-term trade and debt obligations. We plan to seek loans or equity placements to cover such cash needs. Once full business operations commence, our needs for additional financing will likely face substantial increases.

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

Edge Data Solutions, Inc.

(Formerly Blockchain Holdings Capital Ventures, Inc.)

A Delaware Corporation

Financial Statements and Report of Independent Registered Accounting Firm

As of December 31, 2020 and December 31, 2019 and for the
Years Ended December 31, 2020 and 2019

Edge Data Solutions, Inc. (Formerly Blockchain Holdings Capital Ventures, Inc.)

20

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Edge Data Solutions, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Edge Data Solutions, Inc. (the “Company”) as of December 31, 2020 and 2019 and the related statements of operations, changes in stockholders’ deficiency and cash flows for the years ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the year ended, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Turner, Stone & Company, L.L.P.

Dallas, Texas

May 21, 2021

We have served as the Company’s auditor since 2019.

EDGE DATA SOLUTIONS, INC. (Formerly Blockchain Holdings Capital Ventures, Inc.)

BALANCE SHEETS

As of December 31, 2020 and 2019

	As of
	December 31, 2020	December 31, 2019

ASSETS
Current Assets:
Cash and cash equivalents	$80,368	$14,453
Deposits	46,122	-
Accounts receivable	651	-
Crypto assets held	1,197
Other current assets	4,668	-
Prepaid expense	4,409	-
Total Current Assets	137,415	14,453

Non-Current Assets:
Right of use asset - finance lease	29,171	-
Property and equipment, net	67,492	-
Security deposit	7,753	-
Total Non-Current Assets	104,416	-

TOTAL ASSETS	$241,831	$14,453

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities:
Accounts payable	$118,608	$163,360
Accrued expenses	45,548	10,980
Deferred revenue	1,035	-
Convertible notes payable, short-term	720,000	200,000
Advances from related parties	51,510	88,429
Lease liability - finance, current portion	15,703	-
Accrued compensation - related party	35,000	41,000
Total Current Liabilities	987,404	503,769

Non-Current Liabilities:
Lease liability - finance, non-current portion	16,730	-
Total Non-Current Liabilities	16,730	-

Total Liabilities	1,004,134	503,769

Commitments and Contingencies (Note 9)	-	-

Stockholders’ Deficiency:
Class A super majority voting preferred stock, $0.001 par value; 10,000,000 shares authorized, 7,000,000 issued and outstanding with liquidation preference of $26,317 as of each, December 31, 2020 and December 31, 2019.	7,000	7,000
Class C convertible preferred non-voting stock, $0.001 par value, 10,000,000 shares authorized, 7,000,000 issued and outstanding with liquidation preference of $3,500 as of each, December 31, 2020 and December 31, 2019.	7,000	7,000
Common stock, $0.0001 par value; 150,000,000 shares authorized, 8,321,079 and 5,651,217 issued and outstanding as of December 31, 2020 and December 31, 2019, respectively.	832	565
Additional paid-in capital	633,499	55,817
Accumulated deficit	(1,410,634)	(559,698)
Total Stockholders’ Deficiency	(762,303)	(489,316)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$241,831	$14,453

See accompanying notes, which are an integral part of these financial statements.

EDGE DATA SOLUTIONS, INC. (Formerly Blockchain Holdings Capital Ventures, Inc.)

STATEMENT OF OPERATIONS

For the Years Ended December 31, 2020 and 2019

	For the Twelve Months Ended
	December 31, 2020	December 31, 2019

Revenues:
Revenue, net	$34,670	$-
Total Revenue	34,670	-

Cost of revenue	(24,092)	-
Total Cost of Revenue	(24,092)	-

Gross Margin	10,578	-

Operating Expenses:
Sales and marketing	1,059	13,401
General and administrative	221,942	197,554
Compensation - related party	174,040	71,000
Stock-based compensation expense	381,900	127
Depreciation expense	17,519	-
Total Operating Expenses	796,460	282,082

Loss from operations	(785,882)	(282,082)

Other Income/(Expense):
Interest expense	(66,135)	(19,668)
Loss on termination of prospective acquisition	(23,000)	-
Gain on debt forgiveness	12,250	-
Cryptocurrency mining income	4,847	-
Gain on disposal of cryptocurrency	1,018	-
Gain on disposal of equipment	4,965	-
Other income	1,001	-
Total Other Income/(Expense)	(65,054)	(19,668)

Net Loss	$(850,936)	$(301,750)

Net Loss per share (basic and diluted)	$(0.12)	$(0.06)

Weighted average number of common shares outstanding	7,274,701	5,354,066

See accompanying notes, which are an integral part of these financial statements.

EDGE DATA SOLUTIONS, INC. (Formerly Blockchain Holdings Capital Ventures, Inc.)

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICICIENCY

For the Years Ended December 31, 2020 and 2019

	Common Stock		Class A Preferred		Class C Convertible Preferred		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficiency

Balance, December 31, 2019	5,651,217	565	7,000,000	7,000	7,000,000	7,000	55,817	(559,698)	(489,316)

Debt conversions into equity units	427,862	43					106,923		106,966
Subscriptions to equity units	200,000	20					49,980		50,000
Common shares issued as compensation	2,010,000	201					381,699		381,900
Related party debt forgiveness							33,000		33,000
Issuance of common stock for equipment	32,000	3					6,080		6,083
Net loss								(850,936)	(850,936)
Balance, December 31, 2020	8,321,079	$832	7,000,000	$7,000	7,000,000	$7,000	$633,499	$(1,410,634)	$(762,303)

See accompanying notes, which are an integral part of these financial statements.

EDGE DATA SOLUTIONS, INC. (Formerly Blockchain Holdings Capital Ventures, Inc.)

STATEMENT OF CASH FLOWS

For the Years Ended December 31, 2020 and 2019

	For the Twelve Months Ended
	December 31, 2020	December 31, 2019

Cash Flows from Operating Activities
Net Loss	$(850,936)	$(301,750)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation	17,519	-
Gain on disposal of equipment	(4,965)
Stock-based compensation	381,900	127
Loss on prospective acquisition	23,000	-
Gain on debt forgiveness	(12,250)
Changes in operating assets and liabilities:
Change in accounts receivable	(651)	-
Change in deposits	(46,122)
Change in crypto assets held	(1,197)
Change in other current assets	(4,668)	-
Change in prepaid expenses	(4,409)	-
Change in security deposits	(7,753)	-
Change in accounts payable	498	53,788
Change in accrued compensation - related party	(6,000)	(41,500)
Change in accrued expenses	34,568	9,066
Change in deferred revenue	1,035	-
Change in accrued interest related to note conversions	6,966	-
Net Cash (Used in) Operating Activities	(473,465)	(280,269)

Cash Flows from Investing Activities
Purchase of property and equipment	(84,133)	-
Proceeds from disposal of property and equipment	10,170	-
Deposits on prospective acquisition	(23,000)	-
Net Cash (Used in) Investing Activities	(96,963)	-

Cash Flows from Financing Activities
Proceeds from issuance of short-term convertible debt	620,000	200,000
Related party advances	174,570	88,429
Repayment of related party advances	(211,489)	-
Change in finance lease assets and liabilities	3,262	-
Sale of equity units	50,000	-
Net Cash Provided by Financing Activities	636,343	288,429

Net Change In Cash	65,915	8,160

Cash at Beginning of Period	14,453	6,293
Cash at End of Period	$80,368	$14,453

Supplemental Disclosure of Cash Flow Information:
Convertible debt principal and accrued interest converted to equity units	$106,966	$-
Issuance of common stock for equipment purchases	$6,083	$-

Supplemental Disclosure of Non-Cash Financing Activities:
Forgiveness of related party debt	$33,000	$-

See accompanying notes, which are an integral part of these financial statements.

EDGE DATA SOLUTIONS, INC. (Formerly Blockchain Holdings Capital Ventures, Inc.)

NOTES TO FINANCIAL STATEMENTS

As of December 31, 2020 and 2019 and for the Years then Ended

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

On August 30, 2018, the Company changed its name to Blockchain Holdings Capital Ventures, Inc.

On January 13, 2020, the Company changed its name to Edge Data Solutions, Inc.

Business description

Edge Data Solutions, Inc. (EDSI) is poised to be an industry-leading edge data center and cloud infrastructure provider. EDSI’s proprietary Edge Performance Platform (EPP) allows us to deploy next-generation edge data centers where they are needed most. EDSI’s data centers provide next-generation immersion cooling technology that improves performance, reduces energy costs and latency. Key industries we serve more computing power are fintech, cloud gaming, telecom 5G, 3D/video/AI rendering, video streaming, remote desktop, IoT, autonomous vehicles. Centralized infrastructure facilities servicing multiple geographical areas encounter many issues with data latency, congestion and weak network connections. To address this, data processing is moving closer to the customer. EDSI offers green, low-cost, secure colocation and private data hosting to meet this demand for Edge data centers. EDSI plans to deploy to strategic locations based on demand for Tier 2 and Tier 3 cities outside the major metropolitans to underserved markets, supporting both edge customers and areas of projected growth. With the rise and proliferation of this technology adoption we should solidify our footprint by securing multiple locations across the US, while generating immediate revenue from our operations. The modular design and ability to add additional data centers as needed, preserves up front capital allowing for rapid deployment and scalability as business demand increases.

EDGE DATA SOLUTIONS, INC. (Formerly Blockchain Holdings Capital Ventures, Inc.)

NOTES TO FINANCIAL STATEMENTS

As of December 31, 2020 and 2019 and for the Years then Ended

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

Cash Equivalents and Concentration of Cash Balance

The Company considers all highly liquid securities with an original maturity of less than three months to be cash equivalents. The Company’s cash and cash equivalents in bank deposit accounts, at times, may exceed federally insured limits. As of December 31, 2020 and 2019, the Company’s cash balances did not exceed federally insured limits.

EDGE DATA SOLUTIONS, INC. (Formerly Blockchain Holdings Capital Ventures, Inc.)

NOTES TO FINANCIAL STATEMENTS

As of December 31, 2020 and 2019 and for the Years then Ended

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

Inventory

The Company values inventory at its original cost, adjusted to approximate the lower of actual cost or estimated net realizable value using assumptions about future demand and market conditions. In determining excess or obsolescence reserves for its products, the Company considers assumptions such as changes in business and economic conditions, other-than-temporary decreases in demand for its products, and changes in technology or customer requirements. In determining the lower of cost or net realizable value reserves, the Company considers assumptions such as recent historical sales activity and selling prices, as well as estimates of future selling prices. The Company fully reserves for inventories and non-cancellable purchase orders for inventory deemed obsolete. The Company performs periodic reviews of inventory items to identify excess inventories on hand by comparing on-hand balances and non-cancellable purchase orders to anticipated usage using recent historical activity as well as anticipated or forecasted demand. If estimates of customer demand diminish further or market conditions become less favorable than those projected by the Company, additional inventory carrying value adjustments may be required.

As of December 31, 2020, the Company’s had no inventory and made deposits of $46,122 with a vendor for an inventory purchase.

Property and Equipment

Property and equipment are stated at cost net of accumulated depreciation and amortization, and accumulated impairment, if any. Depreciation and amortization of property and equipment is provided using the straight-line method over estimated useful lives, which are all currently estimated at three years.

As of December 31, 2020, the Company’s property and equipment consisted of $70,786 of data center equipment and $13,347 of capitalized labor associated with readying the equipment for service, net of $16,641 of accumulated depreciation. Depreciation expense for year ended December 31, 2020 was $17,519.

Long-Lived Assets

The Company evaluates the recoverability of its long-lived assets whenever events or changes in circumstances have indicated that an asset may not be recoverable. Long-lived assets are grouped with other assets at the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. If the sum of the projected undiscounted cash flows is less than the carrying value of the assets, the assets are written down to the estimated fair value. As of December 31, 2020, the Company determined that its long-lived assets have not been impaired.

Deferred Offering Costs

The Company accumulates costs incurred directly in connection with its unclosed securities offering, as announced on October 13, 2020, as deferred offering costs. In the event the offering is successful, the Company will record all related costs as an offset to additional paid-in capital. In the even the Company terminates the offering or management deems the offering will not likely be successful, the Company will charge these costs to expense in the period in which such a determination is made. During the year ended December 31, 2020, the Company incurred $21,000 of costs related to this offering. In March 2021, the Company terminated the offering and wrote off the $21,000 of deferred offering costs to general and administrative expense in 2020.

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

NOTES TO FINANCIAL STATEMENTS

As of December 31, 2020 and 2019 and for the Years then Ended

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

During the year ended December 31, 2020, the Company recognized $34,670 of revenue from its customers’ usage of data center credits. The Company further recognized a deferred revenue liability of $1,035 for prepaid usage credits not yet used by its customers as of December 31, 2020 and accrued revenue for used and unpaid credits totaling $651 as of December 31, 2020. While the Company generated limited revenue in 2020, there can be no assurances that edge computing services will generate satisfactory revenue or continue to generate revenue.

Crypto Assets Held

The crypto assets held by the Company, with no qualifying fair value hedge, are accounted for as intangible assets with indefinite useful lives, and are initially measured at cost. Crypto assets accounted for as intangible assets are not amortized, but assessed for impairment annually, or more frequently, when events or changes in circumstances occur indicating that it is more likely than not that the indefinite-lived asset is impaired. Impairment exists when the carrying amount exceeds its fair value, which is measured using the quoted price of the crypto asset at the time its fair value is being measured. Impairment expense is reflected in other operating expense in the consolidated statements of operations. The Company assigns costs to transactions on a first-in, first-out basis.

As of December 31, 2020 and 2019, the carrying value of crypto assets held by the Company was $1,197 and $0, respectively.

Cryptocurrency Income

The Company records cryptocurrency generated, net of fees and valuation adjustments, as other income and classifies the cryptocurrency as crypto assets held at cost in its balance sheets. When the company sells its cryptocurrencies, it recognizes a gain or loss for the difference between original cost and the selling price, net of fees. During the year ended December 31, 2020, the Company recognized $4,847 of cryptocurrency mining income and gains of $1,018 on the sale of cryptocurrency.

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

EDGE DATA SOLUTIONS, INC. (Formerly Blockchain Holdings Capital Ventures, Inc.)

NOTES TO FINANCIAL STATEMENTS

As of December 31, 2020 and 2019 and for the Years then Ended

NOTE 3: GOING CONCERN

As shown in the accompanying financial statements as of December 31, 2020, the Company had $80,368 of cash and $137,415 of current assets, as compared to total current liabilities of $987,404, has incurred substantial operating losses, and had an accumulated deficit of $1,410,634. Furthermore, the Company’s revenue history has been limited and unstable, and there can be no assurances of future revenues.

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

The Company has designated ten million (10,000,000) shares of its preferred stock, par value $0.001 as Class C Convertible Preferred Non-Voting Stock (“Class C”). Each share of Class C shall be convertible into one (1) shares of common stock. The holders of Class C shall be entitled to receive the same dividend as the holders of the common stock and such dividend shall be paid pro rata per share on a fully converted basis. The holders of Class C shall have piggyback registration rights. The Company shall have the right to redeem, in its sole and absolute discretion, at any time after five (5) years, all or any portion of the shares of Class C at a price of five dollars ($5.00) per share. The Class C shares shall be considered to have a junior liquidation preference to Class A shares and a senior dividend preference to Class A shares. On October 4, 2018, the Company issued a total of 7,000,000 Class C shares to its CEO and President (formerly COO) as stock-based compensation for services rendered. Subsequently, in April 2019, the Company filed an amended and restated certificate of designation, which restricts the CEO and President from converting the 7,000,000 shares into common stock for 36 months from the issuance date.

As of December 31, 2020, the Company was authorized to issue 150,000,000 shares of common stock. All common stock shares have full dividend and voting rights. However, it is not anticipated that the Company will be declaring dividends in the foreseeable future.

Financing Activities

On January 20, 2020, the Company purchased data center equipment components for 32,000 shares of common stock and capitalized $6,083 based on the estimated value of surrounding equity transactions.

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

Risk-free interest rate	1.44%-1.51%
Expected life of warrants	3 years
Annualized volatility	60%
Dividend rate	0%

The following table sets forth the Company’s warrant activity through December 31, 2020:

	Warrants	Shares Under Warrant	Term	Exercise Price	Remaining Life
Balance, December 31, 2019	-	-

Warrants issued with equity units	627,862	1,255,724	3 years	$0.50

Balance, December 31, 2020	627,862	1,255,724

Stock-Based Compensation

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

During 2020, the Company issued a total of 1,150,000 common shares and 1,910,000 common shares to management, board members and consultants for services rendered, resulting in stock-based compensation expense of $381,900 for the year ended December 31, 2020.

Outstanding Shares

As of December 31, 2020, the Company had 8,321,079 common shares outstanding.

As of December 31, 2020, 7,000,000 shares of Class A Preferred Stock and 7,000,000 shares of Class C Preferred Stock were issued and outstanding.

EDGE DATA SOLUTIONS, INC. (Formerly Blockchain Holdings Capital Ventures, Inc.)

NOTES TO FINANCIAL STATEMENTS

As of December 31, 2020 and 2019 and for the Years then Ended

NOTE 5: ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable consisted of $74,434 of liabilities incurred by the issuer prior to the merger as of each December 31, 2020 and 2019. The remaining accounts payable of $44,174 and $88,926 as of December 31, 2020 and 2019, respectively, consisted of amounts due for professional services and various other general and administrative expenses incurred after the acquisition.

As of December 31, 2019, accrued expenses consisted of $1,811 of state and local taxes payable, $1,903 of accrued interest due to a vendor and $7,266 of accrued interest on convertible debt. As of December 31, 2020, accrued expenses consisted of $1,811 of state and local taxes payable and $43,737 of accrued interest on convertible debt.

As of December 31, 2019, accrued liabilities included $41,000 of accrued consulting fees payable to entities owned by the CEO and President ($22,000 and $19,000, respectively). During the year ended December 31, 2020, the Company paid out the $41,000 of accrued compensation and accrued an additional $5,000 and $30,000 of compensation to its CEO and its President, respectively, for $35,000 of accrued related party compensation as of December 31, 2020.

NOTE 6: RELATED PARTY TRANSACTIONS

During year ended December 31, 2020, the Company paid out previously accrued consulting fees payable to the CEO and President of $22,000 and $19,000, respectively, recognized $90,000 and $84,039 of current compensation expense, and paid $6,600 and $3,909 in health insurance premiums for the CEO and President, all respectively. The Company does not currently have consulting or employment agreements with these individuals, and as a result, these fees may fluctuate from time to time. While the Company believes these individuals were appropriately classified as contractors and has accordingly neither paid nor accrued payroll taxes, these payments may result in future tax liabilities should the Internal Revenue Service deem these individuals to be employees. As of December 31, 2020, the Company owed $5,000 and $30,000 of outstanding compensation to the CEO and President, respectively.

During the year ended December 31, 2020, the Company’s CEO and President paid expenses on behalf of the Company totaling $112,922 and $61,648, and the Company repaid $120,652 and $90,838 of related party advances, respectively. As of December 31, 2020 and 2019, the Company was indebted to the CEO for $51,510 and $59,240 and to the President for $0 and $29,189, all respectively, for expenses paid on behalf of the company.

In June 2020, Austin Bosarge joined the Company’s Board of Directors. In connection with his appointment to the Board of Directors, he forgave $33,000 of outstanding fees due to his company for previous professional services rendered, resulting in a deemed contribution of $33,000 for the year ended December 31, 2020.

EDGE DATA SOLUTIONS, INC. (Formerly Blockchain Holdings Capital Ventures, Inc.)

NOTES TO FINANCIAL STATEMENTS

As of December 31, 2020 and 2019 and for the Years then Ended

NOTE 7: CONVERTIBLE NOTES

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

In June 2020, the Company issued another short-term convertible note for total proceeds of $50,000. This note matures one year from execution and accrues interest at 12% per annum. Conversion terms call for conversion of principal and accrued interest at 70% of the stock price upon closing any offering resulting in aggregate financing of at least $1,000,000.

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

In December 2020, the Company issued five short-term convertible notes totaling $110,000. The notes mature one year from execution and accrue interest at 15% per annum. Conversion terms call for conversion of principal and accrued interest at the lesser of (i) 70% of the stock price or (ii) $0.50 per share, upon closing any offering resulting in aggregate financing of at least $1,000,000.

The Company evaluated the convertible notes in light of ASC 470 and determined that a beneficial conversion feature exists. However, given the contingent nature of the holder’s option and the lack of a market for the Company’s stock, the Company concluded that such a feature is not currently ascertainable and allocated the full principal amount to the convertible note liability.

During the years ended December 31, 2020 and 2019, the Company recognized $43,437 and $7,266 of interest expense on convertible debt, respectively. As of December 31, 2020 and 2019, accrued interest on convertible debt was $43,737 and $7,266, net of converted interest of $6,966 and $0 during the years then ended, respectively.

The Company evaluated the convertible notes in light of ASC 470 and determined that a beneficial conversion feature exists, due to the fixed discount on conversion established in the notes. However, given the lack of a market for the Company’s stock and no imminent conversion events, the Company concluded that such a feature would be trivial in value and allocated the full principal amount to the convertible note liability.

Furthermore, the Company evaluated whether the features in these notes constitute embedded derivatives and should therefore be accounted for under ASC 815 – Derivatives and Hedging and has determined that there are no embedded derivatives.

EDGE DATA SOLUTIONS, INC. (Formerly Blockchain Holdings Capital Ventures, Inc.)

NOTES TO FINANCIAL STATEMENTS

As of December 31, 2020 and 2019 and for the Years then Ended

NOTE 8: INCOME TAX

The Company recorded no deferred income tax provision or benefit for the years ended December 31, 2020 or 2019, because the Company believes it is more likely than not that net operating loss carryforwards will not be utilized in the near future due to net losses. The Company has generated no taxable income. The income tax provision (benefit) differs from the amount computed by applying the U.S. Federal income tax rate of 21% plus applicable state rates to the loss before income taxes due to the unrecognized benefit resulting from the Company’s valuation allowance, as well as due to nondeductible expenses. The Company’s blended tax rate of 21% currently consists of 21% for U.S. Federal income tax and 0% for Delaware state income taxes. The following tables set forth the Company’s analysis of its deferred tax assets and related valuation allowances:

Income Tax Valuation Allowance

As of
December 31, 2020

Net loss before income taxes	$(850,936)
Adjustments to net loss:
Permanent book-tax differences:
IRS deduction limitations	703
Net taxable income (loss)	(850,233)
Income tax rate	21%
Income tax recovery	(178,549)

Valuation allowance change	178,549

Provision for income taxes	$-

Components of Deferred Income Tax Assets

	As of
	December 31, 2020	December 31, 2019
Net operating loss carryforward	$209,116	$110,766
Temporary differences – stock compensation	80,199	-
Valuation allowance	(289,315)	(110,766)
Net deferred income tax asset	$-	$-

NOTE 9: CONCENTRATIONS, COMMITMENTS AND CONTINGENCIES

During the year ended December 31, 2020, one customer comprised 91% of revenue, and the loss of this customer would be detrimental to the Company’s recently formed revenue stream. Management has determined that no other significant concentrations, commitments, or contingencies existed as of December 31, 2020.

EDGE DATA SOLUTIONS, INC. (Formerly Blockchain Holdings Capital Ventures, Inc.)

NOTES TO FINANCIAL STATEMENTS

As of December 31, 2020 and 2019 and for the Years then Ended

NOTE 10: RECENT ACCOUNTING PRONOUNCEMENTS

Management does not believe that any recently issued, but not yet effective, accounting standards could have a material effect on the accompanying financial statements. As new accounting pronouncements are issued, we will adopt those that are applicable under the circumstances.

NOTE 11: SMALL BUSINESS ADMINISTRATION GRANT

During the year ended December 31, 2020, the Company applied for a United States Small Business Administration loan under the March 27, 2020 Coronavirus Aid, Relief, and Economic Security (“CARES”) Act. In connection with this application, the Company received a one-time grant of $1,000 and included it in other income.

NOTE 12: DEBT FORGIVENESS

On May 5, 2020, a vendor forgave $12,250 of outstanding balances due from the Company pertaining to professional services previously provided, resulting in a $12,250 gain for the year ended December 31, 2020.

NOTE 13: SIGNIFICANT AGREEMENTS

On March 11, 2019, the Company entered into a Master Services Agreement with SG Building Blocks, Inc. (“SG”), under which SG will provide certain systems, and perform the various design, engineering, fabrication, delivery and installation servics pertaining to those systems. The Company has not yet realized any financial impacts from this agreement.

On January 29, 2020, the Company entered into a master service agreement with Charter Trading Corporation (“Charter”), a Texas company, under which Charter will provide Ballistics materials for hardened Edge Data centers, for use by military contractors.

On June 24, 2020, the Company entered into a reseller agreement with Midas Green Technologies, LLC, a Texas-based technology company under which it can purchase and resell data center-related equipment. The Company has not yet realized any financial impacts.

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

NOTE 14: FINANCE LEASE

On March 27, 2020, the Company entered into a 36-month lease for data center equipment. Terms of the lease call for 36 monthly payments of $1,292, with the first payment due at inception, together with a $7,753 security deposit, $3,140 of sales tax and a $500 origination fee, for a total of $12,685 due up front. The Company paid the $12,685 on March 27, 2020.

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

During the year ended December 31, 2020, the Company paid a total of $9,718, including $6,463 of principal and $3,255 of interest, to the lessor and recognized $10,247 of lease expense for the year ended December 31, 2020. The Company recognized $6,744 of this lease expense as direct costs of revenue and $3,503 as general and administrative expense for the year ended December 31, 2020.

EDGE DATA SOLUTIONS, INC. (Formerly Blockchain Holdings Capital Ventures, Inc.)

NOTES TO FINANCIAL STATEMENTS

As of December 31, 2020 and 2019 and for the Years then Ended

As of December 31, 2020, lease-related assets and liabilities consisted of:

Assets
Prepaid expense	$2,355
Right of use asset - finance lease	29,171
Security deposit	7,753
Total lease-related assets	$39,279

Liabilities
Lease liability - finance, current portion	$15,703
Lease liability - finance, non-current portion	16,730
Total lease-related liabilities	$32,433

Future maturities of the lease liability are as follows:

2021	$12,500
2022	14,186
2023	2,543
Total future maturities	$29,229

NOTE 15: ACQUISITION DEPOSITS

During the year ended December 31, 2020, the Company issued $25,000 of payments in anticipation of an acquisition of the assets of Blockchain Resources Corp. On June 26, 2020, the parties terminated the agreement. In connection with these payments, a contractor received $2,000 for services directly pertaining to the buildout of the Company’s data center equipment. As a result, the Company capitalized the $2,000 and wrote off the remaining $23,000 as unrecoverable losses.

NOTE 16: RECLASSIFICATION

Certain amounts have been reclassified to confirm with the current year presentation.

NOTE 17: SUBSEQUENT EVENTS

On January 25, 2021, the Company entered into an independent service agreement with OHGODACOMPANY LLC, a Washington Limited Liability Company (“Service Provider”), under which the Service Provider will join the advisory board and assist the Company with projects related to data centers. As compensation for services rendered, the Company agreed to issue 100,000 shares of its common stock within 30 days of execution, 50,000 common shares one year from the agreement date, and 50,000 additional common shares two years from the date of the agreement. All shares issued as compensation are fully vested.

On February 3, 2021, the Company extended its convertible note for $100,000 with Clearvoyance Ventures. The original note matured on November 26, 2020 and bore interest at 10%. According to the amended terms, the note will mature on February 3, 2022 and accrue interest at 15%. The note continues to have a conversion feature, under which principal and accrued interest would convert at 70% of the stock price upon closing any offering resulting in aggregate financing of at least $1,000,000.

In March 2021, the Company terminated the offering and wrote off the $21,000 of deferred offering costs to general and administrative expense in 2020.

Management has evaluated all significant events through the date the financial statements were available to be issued, noting no further subsequent events requiring disclosure.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and President  , of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-K. Disclosure controls and procedures are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-K, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and is communicated to our management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our management concluded that, as of December 31, 2020, our disclosure controls and procedures were not effective.

Management’s Annual Report On Internal Control Over Financial Reporting

Our management, including the Chief Executive Officer and President, is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), is a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, as appropriate and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. Based on this assessment, management believes that as of December 31, 2020, our internal control over financial reporting is not effective based on those criteria.

Specifically, management’s evaluation identified the following material weaknesses, which existed as of December 31, 2020:

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE DIRECTORS AND EXECUTIVE OFFICERS

BOARD OF DIRECTORS AND EXECUTIVE OFFICERS

Name	Age	Position	Term
Delray Wannemacher	46	CEO, Director	Annual
Daniel Wong	37	President, Director	Annual
Austin Bosarge	55	Director	Annual

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

DANIEL WONG, CHIEF OPERATION OFFICER AND DIRECTOR SINCE AUGUST 23, 2018

Daniel Wong, President, brings his diverse business experience to drive the company and build long term shareholder value. He spent his early in the telecom space helping expand Verizon’s footprint across the Southern California area before broadening his skills in the capital markets and founding companies of his own. Mr. Wong launched a capital markets consulting firm where he worked with companies in the biotech, telecom, blockchain, fintech, entertainment, and resources industries. He assisted publicly traded micro-cap companies to expand their market reach by creating solid business structures and effective communication with their clients and investors.

In 2018, he co-founded Blockchain Holdings, LLC that was soon after acquired by Edge Data Solutions, Inc. As President and Board Member for EDSI, Mr. Wong’s primary focus is to grow the company’s marketplace share using his expertise in blockchain technology, digital asset management, investment growth strategies, and customer and investor relations. His experience in launching multiple companies and assisting a variety of client companies to expand their market reach gives Mr. Wong the unique ability to make EDSI a leader in an emerging industry with unlimited potential.

AUSTIN BOSARGE, DIRECTOR SINCE JUNE 19, 2020

Austin Bosarge is an attorney focusing on corporate and intellectual property law, and real estate. He graduated cum laude from Suffolk University Law School in Boston and is licensed to practice in California. He is a licensed patent attorney and a California-licensed Real Estate Broker. Austin has his own law firm, Turning Point Law, has practiced law with The Corporate Law Group in Burlingame, and is the former President and CEO of MagicHome, a Sausalito- based mortgage technology firm. Prior to MagicHome he held sales, marketing and business development positions with technology and entertainment related companies, including an executive role with Indiqu, Inc., a venture funded developer of mobile entertainment networks. Austin also owns a residential real estate brokerage firm, a commercial brokerage firm, and a commercial development company. Austin was a computer engineer in Boston for Prime Computer where he was a member of a 5 person team tasked with the design and development of a multiprocessor minicomputer. In addition to his law degree, Austin holds a Bachelor of Electrical Engineering from Georgia Tech where he was a walk-on member of the Yellow Jacket football team.

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

ITEM 11. EXECUTIVE COMPENSATION

Name & Position	Year	Contract Payments ($)		Bonus ($)	Stock Awards ($)		Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Delray Wannemacher	2019	$50,000	(1)	$-	$-		$-	$-	$-	$-	$50,000
CEO	2020	$107,000	(3)	$-	$142,500	(2)	$-	$-	$-	$-	$249,500

Daniel Wong	2019	$62,500	(1)	$-	$-		$-	$-	$-	$-	$62,500
President	2020	$73,039	(3)	$-	$142,500	(2)	$-	$-	$-	$-	$215,539

(1)	Mr. Wannemacher and Mr. Wong have no written contracts or employment agreements with the Company. The Company paid cash amounts of $50,000 to Mr. Wannemacher and $62,500 to Mr. Wong in 2019 for services rendered.

(2)	In June 2020, the Board approved the issuance of 250,000 common shares each to Mr. Wannemacher and Mr. Wong for services rendered and approved the issuance of an additional 500,000 common shares each in July 2020. The Company valued these shares at $0.19 each and recorded compensation of $142,500 each to Mr. Wannemacher and Mr. Wong for the issuance of these shares.

(3)

Mr. Wannemacher and Mr. Wong have no written contracts or employment agreements with the Company. The Company paid aggregate cash amounts of $107,000 to Mr. Wannemacher and $73,039 to Mr. Wong during 2020 for accrued consulting fees for services rendered in 2019 and 2020.

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

DIRECTOR COMPENSATION

Name & Position	Year	Contract Payments ($)		Bonus ($)	Stock Awards ($)		Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Austin Bosarge, Director	2020	$-	(1)	$-	$47,500	(2)	$-	$-	$-	$-	$47,500

All of the Company’s officers and/or directors will continue to be active in other companies. All officers and directors have retained the right to conduct their own independent business interests.

The Company does not pay any Directors fees for meeting attendance.

*	The Company’s directors, Mr. Wannemacher and Mr. Wong are also its key executives. They do not currently receive separate compensation for their director roles.
(1)	In connection with his appointment to the Board of Directors in June 2020, Mr. Bosarge received 250,000 common shares, to which the Company assigned a value of $0.19 per share, for compensation expense of $47,500.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

There were no outstanding equity awards held by the Chief Executive Officer or the Company’s most highly compensated executive officers as of December 31, 2020 (the “Named Executive Officers”).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following tables set forth certain information regarding beneficial ownership of our common stock, as of May 20, 2020.

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

OFFICERS AND DIRECTORS

Title of Class	Name of Beneficial Owner (1)	Amount and Nature of Beneficial Owner		Percent of Class (2)
Common shares	Delray Wannemacher, CEO and Director	1,000,000	(2)	39.7	%(3)
Common shares	Daniel Wong, President and Director	1,000,000	(4)	31.1	%(5)
Common shares	Austin Bosarge, Director	450,000	(6)	2.4%
Common shares	All Directors and Executive Officers as a Group (3 persons)	2,450,000		73.3%

(1)	The address of each person listed above, unless otherwise indicated, is 3550 Lenox Road NE. 21st Floor Atlanta GA 30326
(2)	This number includes 1,000,000 shares of Common Stock owned by Wannemacher Corp., a company controlled by Mr. Wannemacher.
(3)

This percentage is based upon 8,421,079 shares issued and outstanding (18,476,031 on a fully diluted basis) and takes into account that holders of Common Stock only have 40% of the voting power due to the Class A Preferred Super Majority Voting Stock (“Class A”) and that as a holder of Class A, Mr. Wannemacher has an additional voting power of 34%.

(4)	This number includes 1,000,000 shares of Common Stock owned by Omnivance Advisors, Inc., a company controlled by Mr. Wong.
(5)

This percentage is based upon 8,421,079 shares issued and outstanding (18,476,031 on a fully diluted basis) and takes into account that holders of Common Stock only have 40% of the voting power due to the Class A and that as a holder of Class A, Mr. Wong has an additional voting power of 26%.

(6)	Mr. Bosarge directly owns these common shares.
(7)	This percentage is based upon 8,421,079 shares issued and outstanding (18,476,031 on a fully diluted basis) and takes into account that holders of Common Stock only have 40% of the voting power due to the rights of the Class A stock held by the CEO and President.

GREATER THAN 5% STOCKHOLDERS

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class (1)
Common shares	Wannemacher Corp	1,000,000	11.9%
Common shares	Omnivance Advisors, Inc.	1,000,000	11.9%
Common shares	Wingspan Ventures, Inc.	1,000,000	11.9%
Common shares	Paul D. Dickman	1,153,534	13.7%
Common shares	Austin Bosarge	450,000	5.3%

(1)	Based upon 6,361,079 shares issued and outstanding on a fully diluted basis. Also takes into account that holders of Common Stock only have 40% of the voting power due to the Class A.

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

Director Independence

Our board of directors undertook its annual review of the independence of the directors and considered whether any director had a material relationship with us or our management that could compromise his ability to exercise independent judgment in carrying out his responsibilities. As a result of this review, the board of directors determined that the directors are not independent, as such term is used under the rules and regulations of the Securities and Exchange Commission. Delray Wannemacher, as Chief Executive Officer of the Company, and Daniel Wong, as President, are not considered to be “independent.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

GENERAL. TURNER, STONE & COMPANY, L.L.P. (“TURNER, STONE & COMPANY”) is the Company’s independent registered public accounting firm. The Company’s Board of Directors has considered whether the provisions of audit services are compatible with maintaining TURNER, STONE & COMPANY’s independence. The engagement of our independent registered public accounting firm was approved by our board of directors functioning as our audit committee prior to the start of the audit of our consolidated financial statements for the year ended December 31, 2020.

The following table represents aggregate fees billed to the Company for the years ended December 31, 2020 and 2019.

	Year Ended December 31,
	2020	2019
Audit Fees	$23,000	$23,000
Audit-related Fees	–	–
Tax Fees	$–	$–
All Other Fees	$–	$–
Total Fees	$23,000	$23,000
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

Date: May 21, 2021

	By:	/s/ Delray Wannemacher
Delray Wannemacher, CEO

In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

EDGE DATA SOLUTIONS, INC.

Dated: May 21, 2021

	By:	/s/ Daniel Wong
Daniel Wong, President
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

