Form 10-Q
period 2021-03-31
Edge Data Solutions, Inc.
filed 2021-05-24
CIK 1614826

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May 24, 2021, there were outstanding 8,421,079 shares of our common stock, par value $0.0001 per share, 7,000,000 shares of the Company’s Class A Super Voting preferred stock, par value $0.001 per share, and 7,000,000 shares of the Company’s Class C preferred stock, par value $0.001 per share

EDGE DATA SOLUTIONS, INC.

FORM 10-Q for the Quarter Ended March 31, 2021

2

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Edge Data Solutions, Inc. (Formerly Southeastern Holdings, Inc.)

A Delaware Corporation

Financial Statements

As of March 31, 2021 (Unaudited) and for the Three months Then Ended (Unaudited)

3

Edge Data Solutions, Inc. (Formerly Southeastern Holdings, Inc.)

EDGE DATA SOLUTIONS, INC. (Formerly Southeastern Holdings, Inc.)

BALANCE SHEETS

	As of
	March 31, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$490,724	$80,368
Accounts receivable	4,332	651
Deposits	57,828	46,122
Cryptocurrencies	2,284	1,197
Other current assets	1,614	4,668
Prepaid expense	2,092	4,409
Total Current Assets	558,874	137,415

Non-Current Assets:
Right of use asset - finance lease	25,930	29,171
Property and equipment, net	61,666	67,492
Security deposit	7,753	7,753
Total Non-Current Assets	95,349	104,416

TOTAL ASSETS	$654,223	$241,831

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities:
Accounts payable	$121,402	$118,608
Accrued expenses	64,889	45,548
Customer deposits	569,940	-
Deferred revenue	1,442	1,035
Convertible notes payable, short-term	720,000	720,000
Advances from related parties	13,281	51,510
Lease liability - finance, current portion	16,099	15,703
Accrued compensation - related party	-	35,000
Total Current Liabilities	1,507,053	987,404

Non-Current Liabilities:
Lease liability - finance, non-current portion	13,344	16,730
Total Non-Current Liabilities	13,344	16,730

Total Liabilities	1,520,397	1,004,134

Commitments and Contingencies (Note 10)	-	-

Stockholders’ Deficiency:
Class A super majority voting preferred stock, $0.001 par value; 10,000,000 shares authorized, 7,000,000 issued and outstanding with liquidation preference of $26,317 as of each, March 31, 2021 and December 31, 2020.	7,000	7,000
Class C convertible preferred non-voting stock, $0.001 par value, 10,000,000 shares authorized, 7,000,000 issued and outstanding with liquidation preference of $3,500 as of each, March 31, 2021 and December 31, 2020.	7,000	7,000
Common stock, $0.0001 par value; 150,000,000 shares authorized, 8,421,079 and 8,321,079 issued and outstanding as of March 31, 2021 and December 31, 2020, respectively.	842	832
Additional paid-in capital	652,489	633,499
Accumulated deficit	(1,533,505)	(1,410,634)
Total Stockholders’ Deficiency	(866,174)	(762,303)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$654,223	$241,831

See accompanying notes, which are an integral part of these financial statements.

EDGE DATA SOLUTIONS, INC. (Formerly Southeastern Holdings, Inc.)

STATEMENTS OF OPERATIONS

	For the Three Months Ended
	March 31, 2021	March 31, 2020
	(Unaudited)	(Unaudited)
Revenues:
Hardware sales, net	$34,069	$-
Computing revenues, net	16,774	-
Total Revenue	50,843	-

Cost of goods sold	(19,285)	-
Cost of computing revenues	(17,650)	-
Total Cost of Revenue	(36,935)	-

Gross Margin	13,908	-

Operating Expenses:
Sales and marketing	2,620	-
General and administrative	45,079	77,201
Compensation - related party	40,705	-
Stock-based compensation expense	19,000	9,500
Depreciation expense	6,978	81
Total Operating Expenses	114,382	86,782

Income from operations	(100,474)	(86,782)

Other Income/(Expense):
Interest expense	(27,085)	(8,937)
Cryptocurrency mining income	4,747	-
Loss on disposal of cryptocurrency	(59)	-
Total Other Income/(Expense)	(22,397)	(8,937)

Net Loss	$(122,871)	$(95,719)

Net Loss per share (basic and diluted)	$(0.01)	$(0.02)

Weighted average number of common shares outstanding	8,393,301	6,285,204

See accompanying notes, which are an integral part of these financial statements.

EDGE DATA SOLUTIONS, INC. (Formerly Southeastern Holdings, Inc.)

STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	March 31, 2021	March 31, 2020
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net Loss	$(122,871)	$(95,719)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation	6,978	81
Stock-based compensation	19,000	9,500
Changes in operating assets and liabilities:
Change in accounts receivable	(3,681)	-
Change in deposits	(11,706)
Change in cryptocurrencies	(1,087)
Change in other current assets	3,054	-
Change in prepaid expenses	2,317	(16,496)
Change in security deposits	-	(7,753)
Change in accounts payable	2,794	12,541
Change in accrued compensation - related party	(35,000)	(41,000)
Change in accrued expenses	19,341	(2,130)
Change in customer deposits	569,940	-
Change in deferred revenue	407	-
Change in accrued interest related to note conversions	-	6,966
Net Cash Provided By/(Used in) Operating Activities	449,486	(134,010)

Cash Flows from Investing Activities
Purchase of property and equipment	(1,152)	(23,538)
Deposits on prospective acquisition	-	(13,500)
Net Cash (Used in) Investing Activities	(1,152)	(37,038)

Cash Flows from Financing Activities
Proceeds from issuance of short-term convertible debt	-	110,000
Related party advances	17,031	78,115
Repayment of related party advances	(55,260)	(79,749)
Change in finance lease assets and liabilities	251	(1,292)
Sale of equity units	-	50,000
Net Cash (Used in)/Provided by Financing Activities	(37,978)	157,074

Net Change In Cash	410,356	(13,974)

Cash at Beginning of Period	80,368	14,453
Cash at End of Period	$490,724	$479

Supplemental Disclosure of Cash Flow Information:
Convertible debt principal and accrued interest converted to equity units	$-	$106,966
Issuance of common stock for equipment purchases	$-	$6,083

See accompanying notes, which are an integral part of these financial statements.

EDGE DATA SOLUTIONS, INC. (Formerly Southeastern Holdings, Inc.)

STATEMENT OF STOCKHOLDERS’ DEFICIENCY

As of and for the three months ended March 31, 2020 (Unaudited)

	Common Stock		Class A Preferred		Class C Convertible Preferred		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficiency

Balance, December 31, 2019	5,651,217	$565	7,000,000	$7,000	7,000,000	$7,000	$55,817	$(559,698)	$(489,316)

Debt conversions into equity units	427,862	43					106,923		106,966
Subscriptions to equity units	200,000	20					49,980		50,000
Common shares issued as compensation	50,000	5					9,495		9,500
Issuance of common stock for equipment	32,000	3					6,080		6,083
Net loss								(95,719)	(95,719)
Balance, March 31, 2020	6,361,079	$636	7,000,000	$7,000	7,000,000	$7,000	$228,295	$(655,417)	$(412,486)

See accompanying notes, which are an integral part of these financial statements.

EDGE DATA SOLUTIONS, INC. (Formerly Southeastern Holdings, Inc.)

STATEMENT OF STOCKHOLDERS’ DEFICIENCY

As of and for the three months ended March 31, 2021 (Unaudited)

	Common Stock		Class A Preferred		Class C Convertible Preferred		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficiency

Balance, December 31, 2020	8,321,079	$832	7,000,000	$7,000	7,000,000	$7,000	$633,499	$(1,410,634)	$(762,303)

Common shares issued as compensation	100,000	10					18,990		19,000
Net loss								(122,871)	(122,871)
Balance, March 31, 2021	8,421,079	$842	7,000,000	$7,000	7,000,000	$7,000	$652,489	$(1,533,505)	$(866,174)

See accompanying notes, which are an integral part of these financial statements.

EDGE DATA SOLUTIONS, INC. (Formerly Southeastern Holdings, Inc.)

NOTES TO FINANCIAL STATEMENTS

As of March 31, 2021 (Unaudited) and for the Three months Then Ended (Unaudited)

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

Cash Equivalents and Concentration of Cash Balance

The Company considers all highly liquid securities with an original maturity of less than three months to be cash equivalents. The Company’s cash and cash equivalents in bank deposit accounts, at times, may exceed federally insured limits. As of March 31, 2021, and December 31, 2020, the Company’s cash balances did not exceed federally insured limits.

EDGE DATA SOLUTIONS, INC. (Formerly Southeastern Holdings, Inc.)

NOTES TO FINANCIAL STATEMENTS

As of March 31, 2021 (Unaudited) and for the Three Months Then Ended (Unaudited)

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

As of March 31, 2021, the Company’s had no inventory and had outstanding deposits of $57,828 with vendors for the purchase of equipment for resale to customers.

Property and Equipment

Property and equipment are stated at cost net of accumulated depreciation and amortization, and accumulated impairment, if any. Depreciation and amortization of property and equipment is provided using the straight-line method over estimated useful lives, which are all currently estimated at three years.

As of March 31, 2021, the Company’s property and equipment consisted of $71,938 of datacenter equipment and $13,347 of capitalized labor associated with readying the equipment for service, net of $23,619 of accumulated depreciation. Depreciation expense for the three months ended March 31, 2021 was $6,978.

Long-Lived Assets

The Company evaluates the recoverability of its long-lived assets whenever events or changes in circumstances have indicated that an asset may not be recoverable. Long-lived assets are grouped with other assets at the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. If the sum of the projected undiscounted cash flows is less than the carrying value of the assets, the assets are written down to the estimated fair value. As of March 31, 2021, the Company determined that its long-lived assets have not been impaired.

Accounts Payable and Accrued Liabilities

Accounts payable consisted of $74,434 of liabilities incurred by the issuer prior to the merger as of each March 31, 2021 and 2020. The remaining accounts payable of $46,968 and $44,174 as of March 31, 2021 and December 31, 2020, respectively, consisted of amounts due for professional services and various other general and administrative expenses incurred after the acquisition.

As of December 31, 2020, accrued expenses consisted of $1,811 of state and local taxes payable, $1,903 of accrued interest due to a vendor and $45,548 of accrued interest on convertible debt. As of March 31, 2021, accrued expenses consisted of $64,889 of accrued interest on convertible debt.

EDGE DATA SOLUTIONS, INC. (Formerly Southeastern Holdings, Inc.)

NOTES TO FINANCIAL STATEMENTS

As of March 31, 2021 (Unaudited) and for the Three Months Then Ended (Unaudited)

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

Revenue Recognition

The Company recognizes revenue under ASC 606, using the following five-step model, which requires that the Company: (1) identify a contract with the customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to performance obligations and (5) recognize revenue as performance obligations are satisfied. The Company’s current and anticipated revenue streams consist of:

1.	GPU as a Service – The Company owns and operates high performance servers to provide hardware acceleration for rendering farms to process 3D and video rendering and gaming. In addition, these multi-purpose servers produce revenue from mining when the servers are not processing other jobs to ensure zero idle time and have the ability to run AI and HPC processing as well.
2.	Hardware sales – The Company resells mobile and immersion-cooled data center solutions and other high-powered computing equipment.

During the quarter ended March 31, 2021, the Company recognized $16,774 of revenue from its customers’ usage of datacenter credits. The Company further recognized a deferred revenue liability of $1,442 for prepaid usage credits not yet used by its customers and accrued $4,332 for credits consumed and not yet paid as of March 31, 2021. While the Company plans to continue to generate revenue, there can be no assurances that service lines will generate satisfactory revenue or continue to generate revenue.

Net hardware sales during the quarter ended March 31, 2021 totaled $34,069 and had associated costs of goods sold of $19,285. During the quarter ended March 31, 2021, customers made deposits of $569,940 for equipment to be delivered subsequently. The Company recognized a corresponding customer deposit liability of $569,940 as of March 31, 2021 for equipment that was not yet delivered at the end of the period.

Cryptocurrencies

Cryptocurrencies, (including Ethereum and Litecoin) are included in current assets in the accompanying balance sheets. Cryptocurrencies awarded to the Company through its mining activities are accounted for in connection with the Company’s mining income policy disclosed below.

Cryptocurrencies held are accounted for as intangible assets with indefinite useful lives. An intangible asset with an indefinite useful life is not amortized but assessed for impairment annually, or more frequently, when events or changes in circumstances occur indicating that it is more likely than not that the indefinite-lived asset is impaired. Impairment exists when the carrying amount exceeds its fair value, which is measured using the quoted price of the cryptocurrency at the time its fair value is being measured. In testing for impairment, the Company has the option to first perform a qualitative assessment to determine whether it is more likely than not that an impairment exists. If it is determined that it is not more likely than not that an impairment exists, a quantitative impairment test is not necessary. If the Company concludes otherwise, it is required to perform a quantitative impairment test. To the extent an impairment loss is recognized, the loss establishes the new cost basis of the asset. Subsequent reversal of impairment losses is not permitted.

As of March 31, 2021 and December 31, 2020, the carrying value of cryptocurrencies held by the Company was $2,284 and $1,197, respectively.

Cryptocurrency Mining and Other Income

The Company has entered into digital asset mining pools with the mining pool operators to provide computing power to the mining pool. Either party may terminate arrangements at any time, and the Company’s enforceable right to compensation only begins when the Company provides computing power to the mining pool operator. In exchange for providing computing power, the Company is entitled to a fractional share of the fixed cryptocurrency award the mining pool operator receives (less digital asset transaction fees to the mining pool operator which are recorded as an offset to mining income), for successfully adding a block to the blockchain. The Company’s fractional share is based on the proportion of computing power the Company contributed to the mining pool operator to the total computing power contributed by all mining pool participants in solving the current algorithm.

Providing computing power in digital asset transaction verification services is not an output of the Company’s ordinary activities, and the resulting income is therefore classified as other income. The provision of providing such computing power is the only performance obligation in the Company’s contracts with mining pool operators. The transaction consideration the Company receives, if any, is noncash consideration, which the Company measures at fair value on the date received, which is not materially different than the fair value at contract inception or the time the Company has earned the award from the pools. The consideration is all variable. Because it is not probable that a significant reversal of cumulative income will not occur, the consideration is constrained until the mining pool operator successfully places a block (by being the first to solve an algorithm) and the Company receives the net consideration, at which time income is recognized. There is no significant financing component in these transactions.

Fair value of the cryptocurrency award received is determined using the quoted price of the related cryptocurrency at the time of receipt. There is currently no specific definitive guidance under GAAP or alternative accounting framework for the accounting for cryptocurrencies recognized as revenue, other income or held, and management has exercised significant judgment in determining the appropriate accounting treatment. In the event authoritative guidance is enacted by the FASB, the Company may be required to change its policies, which could have an effect on the Company’s financial position and results from operations.

During the three months ended March 31, 2021, the Company recognized $4,747 of net cryptocurrency mining income and a loss of $59 on the sale of cryptocurrency.

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

EDGE DATA SOLUTIONS, INC. (Formerly Southeastern Holdings, Inc.)

NOTES TO FINANCIAL STATEMENTS

As of March 31, 2021 (Unaudited) and for the Three Months Then Ended (Unaudited)

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

NOTE 3: GOING CONCERN

As shown in the accompanying financial statements as of March 31, 2021, the Company had $490,724 of cash and $558,874 of current assets, as compared to total current liabilities of $1,507,053, has incurred substantial operating losses, and had an accumulated deficit of $1,533,505. Furthermore, the Company’s revenue history has been limited and unstable, and there can be no assurances of future revenues.

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

EDGE DATA SOLUTIONS, INC. (Formerly Southeastern Holdings, Inc.)

NOTES TO FINANCIAL STATEMENTS

As of March 31, 2021 (Unaudited) and for the Three Months Then Ended (Unaudited)

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

The following table sets forth the Company’s warrant activity through March 31, 2021:

	Warrants	Shares Under Warrant	Term	Exercise Price	Remaining Life
Balance, December 31, 2019	-	-

Warrants issued with equity units	627,862	1,255,724	3 years	$0.50
Balance, December 31, 2020	627,862	1,255,724

No new issuances
Balance, March 31, 2021	627,862	1,255,724

Pursuant to a service agreement entered on January 25, 2021, the Company issued 100,000 common shares to OHGODACOMPANY, LLC in exchange for advisory services rendered, resulting in $19,000 of stock-based compensation expense.

As of March 31, 2021, the Company was authorized to issue 150,000,000 shares of common stock. All common stock shares have full dividend and voting rights. However, it is not anticipated that the Company will be declaring dividends in the foreseeable future.

As of March 31, 2021, the Company had 8,421,079 common shares outstanding.

As of March 31, 2021, 7,000,000 shares of Class A Preferred Stock and 7,000,000 shares of Class C Preferred Stock were issued and outstanding.

NOTE 5: RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2021, the Company paid out previously accrued consulting fees payable to the CEO and President of $5,000 and $30,000, respectively, paid $25,705 and $15,000 of current compensation to the CEO and President, respectively. The Company does not currently have consulting or employment agreements with these individuals, and as a result, these fees may fluctuate from time to time. While the Company believes these individuals were appropriately classified as contractors and has accordingly neither paid nor accrued payroll taxes, these payments may result in future tax liabilities should the Internal Revenue Service deem these individuals to be employees. As of March 31, 2021, the Company owed $0 of outstanding compensation to the CEO and COO.

During the three months ended March 31, 2021, the Company’s CEO and President paid expenses on behalf of the Company totaling $12,383 and $4,648, and the Company repaid $50,612 and $4,648 of related party advances, respectively. As of March 31, 2021, the Company was indebted to the CEO for $13,281 and to the President for $0, respectively, for expenses paid on behalf of the company.

EDGE DATA SOLUTIONS, INC. (Formerly Southeastern Holdings, Inc.)

NOTES TO FINANCIAL STATEMENTS

As of March 31, 2021 (Unaudited) and for the Three Months Then Ended (Unaudited)

NOTE 6: CONVERTIBLE NOTES

As of March 31, 2021 and December 31, 2020, the Company owed $720,000 and $720,000 of outstanding convertible notes, respectively.

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

During the three months ended March 31, 2021, the Company recognized $21,151 of interest expense on convertible debt. As of March 31, 2021 and December 31, 2020, accrued interest on convertible debt was $64,889 and $45,548.

NOTE 7: SIGNIFICANT AGREEMENTS

On March 17, 2021, the Company entered into a joint marketing agreement, under which it will comarket its mobile and immersion-cooled data center solutions and other related services. The agreement grants a license to a third party to market the Company’s products.

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

During the three months ended March 31, 2021, the Company paid a total of $3,876, including $2,989 of principal and $887 of interest, to the lessor and recognized $3,241 of lease expense for the three months ended March 31, 2021.

EDGE DATA SOLUTIONS, INC. (Formerly Southeastern Holdings, Inc.)

NOTES TO FINANCIAL STATEMENTS

As of March 31, 2021 (Unaudited) and for the Three Months Then Ended (Unaudited)

As of March 31, 2021, lease-related assets and liabilities consisted of:

Assets
Prepaid expense	$2,093
Right of use asset - finance lease	25,930
Security deposit	7,753
Total lease-related assets	$35,776

Liabilities
Lease liability - finance, current portion	$16,099
Lease liability - finance, non-current portion	13,344
Total lease-related liabilities	$29,443

Future maturities of the lease liability are as follows:

2021	$9,511
2022	14,186
2023	2,543
Total future maturities	$26,240

NOTE 9: CUSTOMER DEPOSIT LIABILITY

As discussed in Note 2, during the three months ended March 31, 2021, the Company collected $569,940 for orders of its datacenter hardware solutions that were not yet fulfilled as of March 31, 2021. Accordingly, the Company recognized a deposit liability of $569,940 as of March 31, 2021 and will release the liability to revenue during the period in which the orders are delivered.

NOTE 10: CONCENTRATIONS, COMMITMENTS AND CONTINGENCIES

During the three months ended March 31, 2021, one customer comprised 99% of computing revenues, and the loss of this would be detrimental to the Company’s recently formed revenue stream. Management has determined that no other significant concentrations, commitments, or contingencies existed as of March 31, 2021.

EDGE DATA SOLUTIONS, INC. (Formerly Southeastern Holdings, Inc.)

NOTES TO FINANCIAL STATEMENTS

As of March 31, 2021 (Unaudited) and for the Three Months Then Ended (Unaudited)

NOTE 11: RECENT ACCOUNTING PRONOUNCEMENTS

Management does not believe that any recently issued, but not yet effective, accounting standards could have a material effect on the accompanying financial statements. As new accounting pronouncements are issued, we will adopt those that are applicable under the circumstances.

NOTE 12: SUBSEQUENT EVENTS

Management has evaluated significant subsequent events through the date these financial statements were available to be issued and has identified no significant events requiring further disclosure.

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

As of March 31, 2021, we had approximately $490,724 of cash on hand. Our current monthly cash burn rate is approximately $35,000, and it is expected that burn rate will continue and is expected to continue at $35,000 until significant additional capital is raised and our marketing plan is executed. Our trade creditors may call debts at any time, and our cash reserves would not be sufficient to satisfy all balances. We are currently dependent on minimal expenses to be covered by a loan or other cash infusion from the Company’s CEO and Director Delray Wannamaker, and President and Director, Daniel Wong. There is no guarantee that this cash infusion will continue to be made.

Operating results for the three months ended March 31, 2021 and 2020:

During the three months ended March 31, 2021, the Company generated revenues of $50,843 from operations, compared to $0 for the three months ended March 31, 2020, an increase of $50,843 or 100%. This increase is a result of (i) customers purchasing and consuming datacenter credits for use of the Company’s computing equipment and (ii) the sale of datacenter hardware solutions. The Company anticipates future revenue from its current efforts, but there can be no assurances that such efforts will be successful.

For the three months ended March 31, 2021, costs of net revenues were $36,935, compared to $0 for the three months ended March 31, 2020, for an increase of 100%. The change is a result of direct costs associated with the Company’s revenue streams.

As a result of the changes in revenues and cost of net revenues discussed above, the Company’s gross margin was $13,908 and $0 for the three months ended March 31, 2021 and 2020, respectively.

For the three months ended March 31, 2021, selling, general and administrative expenses were $447,699, compared to $77,201 during the three months ended March 31, 2020, a decrease of $29,502, or 38%. The decrease in these expenses are attributable to decreased legal, accounting and other professional fees and a general streamlining of costs.

The Company recognized stock-based compensation expense of $19,000 for the three months ended March 31, 2021, as compared to $9,500 for the three months ended March 31, 2020, for an increase of $9,500, or 100%. This increase was attributable to an issuance to a consultant for support of operations in 2021.

During the three months ended March 31, 2021, the Company recognized $6,978 of depreciation expense, as compared to $81, for an increase of $6,897 or 8,515%, during the three months ended March 31, 2020, as a result of added equipment during the later periods of 2020 and during the first quarter of 2021.

During the three months ended March 31, 2021, the Company recognized $27,085 of interest expense, as compared to $8,937 for the three months ended March 31, 2020. The increase of $18,148, or 203%, is primarily attributable to the accrual of interest on significant new convertible debt issuances to fund operations throughout 2020.

The Company also generated cryptocurrency mining income of $4,747 and a loss of $59 on the sale of cryptocurrency during the three months ended March 31, 2021, as compared to $0 and $0, respectively during the three months ended March 31, 2020. The change was a result of the use of excess datacenter capacity after the Company built out its datacenters during 2020.

As a result of the changes in operating expenses and other expenses, the Company incurred a net loss of $122,871 for the three months ended March 31, 2021, compared to a net loss of $95,719 for the three months ended March 31, 2020, a change of $27,152, or 28%.

The future trends of all expenses are expected to be primarily driven by the Company’s ability to execute its business plans. Furthermore, the Company’s ability to continue to fund operating expenses will depend on its ability to raise capital, continue to generate revenue and experience revenue growth. There can be no assurance that the Company will be successful in doing so.

Liquidity and Capital Resources

The Company’s cash position at March 31, 2021 increased by $410,356 to $490,724, as compared to a balance of $80,368, as of December 31, 2020. The increase in cash for the three months ended March 31, 2021 was attributable to net cash provided by operating activities of $449,486, $1,152 of net cash used in investing activities, and net cash used in financing activities of $37,978.

As of March 31, 2021, the Company had a deficit in working capital of $948,179, compared to a deficit in working capital of $849,989 at December 31, 2020, representing a decrease in working capital of $98,190, largely attributable to the use of cash in operations, amortization of prepaid expenses, customer deposits, finance lease-related liabilities, deferred revenue and short-term convertible debt.

Net cash provided by operating activities of $449,486 during the three months ended March 31, 2021, as compared to net cash of $134,010 used in operating activities for the three months ended March 31, 2020, was primarily attributable to a significant net loss, which was offset by customer deposits, stock-based compensation, write-off of acquisition deposits and decreases in accounts payable and increased by payment of accrued liabilities.

Net cash used by investing activities was $1,152 for the three months ended March 31, 2021 decreased by $35,886 from $37,038 of cash used by investing activities for the three months ended March 31, 2020. This is attributable to the Company acquiring less datacenter equipment in 2021 and advancing funds pertaining to a prospective acquisition in the prior period.

Net cash used in financing activities was $37,978 during the three months ended March 31, 2021, as compared to net cash provided by financing activities of $157,074 during the three months ended March 31, 2020. The difference was a result of changes in finance lease assets and liabilities, net repayments of related party advances, and no new convertible debt issued in 2021.

As reported in the accompanying consolidated financial statements, for the three months ended March 31, 2021 and 2020, the Company incurred net losses of $122,871 and $95,719, respectively. The Company produced limited revenues during the three months ended March 31, 2021 and no revenue during the three months ended March 31, 2020. The Company’s ability to continue as a going concern is dependent upon its ability to generate revenue, reach consistent profitability and raise additional capital. To date, the Company has raised funds from related party advances, convertible debt, subscriptions to equity units, and the sale of common stock to its former CEO. It intends to finance its future operating activities and its near-term working capital needs through the sale of datacenter hardware solutions and future convertible debt financings or stock subscriptions. The sale of equity and entry into other future financing arrangements may result in dilution to stockholders and those securities may have rights senior to those of common shares. If the Company raises additional funds through the issuance of convertible notes or other debt financing, these activities or other debt could contain covenants that would restrict the Company’s operations. Any other third-party funding arrangements could require the Company to relinquish valuable rights. The Company will require additional capital beyond its currently anticipated needs. Additional capital, if available, may not be available on reasonable terms or at all.

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

Financial Condition

The Company’s total assets as of March 31, 2021 and December 31, 2020 were $654,223 and $241,831, respectively, representing an increase of $412,392, or 171%. Total liabilities as of March 31, 2021 and December 31, 2020 were $1,520,397 and $1,004,134, respectively, for an increase of $516,263, or 51%. The significant change in the Company’s financial condition is attributable to revenue generation, customer deposits on hardware, commencement of a finance lease arrangement, cash burn from operations and increases in accounts payable and repayment of accrued expenses. As a result of these transactions, the Company’s cash position increased from $80,368 to $490,724 during the three months ended March 31, 2021.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and President, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Disclosure controls and procedures are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-Q, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and is communicated to our management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our management concluded that, as of March 31, 2021, our disclosure controls and procedures were not effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2021 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II

Item 1. Legal Proceedings.

The Company is not a party to any legal proceeding that it believes will have a material adverse effect upon its business or financial position.

Item 1A. Risk Factors.

Not required for smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the period from January 1, 2021 through March 31, 2021, the Company issued the following unregistered securities.

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

Edge Data Solutions, Inc.

Date: May 24, 2021	By:	/s/ Delray Wannemacher
Delray Wannemacher, CEO

Date: May 24, 2021	By:	/s/ Daniel Wong
Daniel Wong, President and
Acting Principal Financial Officer

