Form 10-Q
period 2021-06-30
Edge Data Solutions, Inc.
filed 2021-11-17
CIK 1614826

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging growth company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 17, 2021, there were outstanding 8,421,079 shares of our common stock, par value $0.0001 per share, 7,000,000 shares of the Company’s Class A Super Voting preferred stock, par value $0.001 per share, and 7,000,000 shares of the Company’s Class C preferred stock, par value $0.001 per share

EDGE DATA SOLUTIONS, INC.

FORM 10-Q for the Quarter Ended June 30, 2021

2

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Edge Data Solutions, Inc. (Formerly Southeastern Holdings, Inc.)

A Delaware Corporation

Financial Statements

As of June 30, 2021 (Unaudited) and for the Three months and Six Months Then Ended (Unaudited)

Edge Data Solutions, Inc. (Formerly Southeastern Holdings, Inc.)

TABLE OF CONTENTS

Page
Condensed Financial Statements as of June 30, 2021 (Unaudited) and December 31, 2020, and for the Three and Six Months Ended June 30, 2021 (Unaudited):
Balance Sheets (Unaudited)	5
Statements of Operations – for the Three and Six Months ended June 30, 2021 (Unaudited)	6
Statements of Cash Flows (Unaudited)	7
Statement of Stockholders’ Deficiency – for the Three and Six Months ended June 30, 2020 (Unaudited)	8
Statement of Stockholders’ Deficiency – for the Three and Six Months ended June 30, 2021 (Unaudited)	9
Notes to Financial Statements (Unaudited)	10

EDGE DATA SOLUTIONS, INC. (Formerly Southeastern Holdings, Inc.)

BALANCE SHEETS

	As of
	June 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$20,521	$80,368
Accounts receivable	489	651
Deposits	-	46,122
Crypto assets held	997	1,197
Other current assets	6,021	4,668
Prepaid expense	1,830	4,409
Total Current Assets	29,858	137,415

Non-Current Assets:
Right of use asset - finance lease	22,688	29,171
Property and equipment, net	54,578	67,492
Security deposit	7,753	7,753
Total Non-Current Assets	85,019	104,416

TOTAL ASSETS	$114,877	$241,831

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities:
Accounts payable	$166,933	$118,608
Accrued expenses	83,955	45,548
Customer deposits	56,533	-
Deferred revenue	6,978	1,035
Convertible notes payable, short-term	720,000	720,000
Advances from related parties	103	51,510
Lease liability - finance, current portion	16,099	15,703
Accrued compensation - related party	-	35,000
Total Current Liabilities	1,050,601	987,404

Non-Current Liabilities:
Lease liability - finance, non-current portion	10,277	16,730
Total Non-Current Liabilities	10,277	16,730

Total Liabilities	1,060,878	1,004,134

Commitments and Contingencies (Note 10)	-	-

Stockholders’ Deficiency:
Class A super majority voting preferred stock, $0.001 par value; 10,000,000 shares authorized, 7,000,000 issued and outstanding with liquidation preference of $26,317 as of each, June 30, 2021, and December 31, 2020.	7,000	7,000
Class C convertible preferred non-voting stock, $0.001 par value, 10,000,000 shares authorized, 7,000,000 issued and outstanding with liquidation preference of $3,500 as of each, June 30, 2021, and December 31, 2020.	7,000	7,000
Common stock, $0.0001 par value; 150,000,000 shares authorized, 8,421,079 and 8,321,079 issued and outstanding as of June 30, 2021 and December 31, 2020, respectively.	842	832
Additional paid-in capital	652,489	633,499
Accumulated deficit	(1,613,332)	(1,410,634)
Total Stockholders’ Deficiency	(946,001)	(762,303)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$114,877	$241,831

See accompanying notes, which are an integral part of these financial statements.

EDGE DATA SOLUTIONS, INC. (Formerly Southeastern Holdings, Inc.)

STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues:
Hardware sales, net	$763,371	$6,307	797,440	$6,307
Computing revenues, net	12,709	-	29,483	-
Total Revenue	776,080	6,307	826,923	6,307

Cost of goods sold	(641,174)	-	(660,458)	-
Cost of computing revenues	(18,917)	-	(36,567)	-
Total Cost of Revenue	(660,091)	-	(697,025)	-

Gross Margin	$115,989	$6,307	$129,898	$6,307

Operating Expenses:
Sales and marketing	11,856	-	14,476	-
General and administrative	82,674	55,788	127,754	132,990
Compensation - related party	76,795	75,000	117,500	75,000
Stock-based compensation expense	-	153,900	19,000	163,400
Depreciation expense	7,088	4,129	14,066	4,210
Total Operating Expenses	178,413	288,817	292,796	375,600

Income from operations	(62,424)	(282,510)	(162,898)	(369,293)

Other Income/(Expense):
Interest expense	(23,260)	(15,171)	(50,345)	(24,108)
Loss on termination of prospective acquisition	-	(23,000)	-	(23,000)
Cryptocurrency mining income	5,320	-	10,067	-
Gain on debt forgiveness	-	12,250	-	12,250
Small business grant income	-	1,000	-	1,000
Gain on disposal of cryptocurrency	537	-	478	-
Total Other Income/(Expense)	(17,403)	(24,921)	(39,800)	(33,858)

Net (Loss)	$(79,827)	$(307,431)	(202,698)	$(403,151)

Net (Loss) per share (basic and diluted)	$(0.01)	$(0.05)	$(0.02)	$(0.06)

Weighted average number of common shares outstanding	8,421,079	6,488,661	8,407,267	6,319,297

See accompanying notes, which are an integral part of these financial statements.

EDGE DATA SOLUTIONS, INC. (Formerly Southeastern Holdings, Inc.)

STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	June 30, 2021	June 30, 2020
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net (Loss)	$(202,698)	$(403,151)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation	14,066	4,210
Stock-based compensation	19,000	163,400
Loss on prospective acquisition	-	23,000
Changes in operating assets and liabilities:
Change in accounts receivable	162	-
Change in deposits	46,122	-
Change in crypto assets held	200	-
Change in other current assets	(1,353)	-
Change in prepaid expenses	2,579	(10,850)
Change in security deposits	-	(7,753)
Change in accounts payable	48,325	(21,580)
Change in accrued compensation - related party	(35,000)	(31,000)
Change in accrued expenses	38,407	5,364
Change in customer deposits	56,533	-
Change in deferred revenue	5,943	5,391
Change in accrued interest related to note conversions	-	6,966
Net Cash (Used in) Operating Activities	(7,714)	(266,003)

Cash Flows from Investing Activities
Purchase of property and equipment	(1,152)	(62,947)
Deposits on prospective acquisition	-	(23,000)
Net Cash (Used in) Investing Activities	(1,152)	(85,947)

Cash Flows from Financing Activities
Proceeds from issuance of short-term convertible debt	-	310,000
Related party advances	38,957	102,682
Repayment of related party advances	(90,364)	(106,734)
Related party debt forgiveness	-	33,000
Change in finance lease assets and liabilities	8,178	3,242
Payments on finance lease	(7,752)	(1,292)
Sale of equity units	-	50,000
Net Cash (Used in)/Provided by Financing Activities	(50,981)	390,898

Net Change In Cash	(59,847)	38,948

Cash at Beginning of Period	80,368	14,453
Cash at End of Period	$20,521	$53,401

Supplemental Disclosure of Cash Flow Information:
Convertible debt principal and accrued interest converted to equity units	$-	$106,966
Issuance of common stock for equipment purchases	$-	$6,083

See accompanying notes, which are an integral part of these financial statements.

EDGE DATA SOLUTIONS, INC. (Formerly Southeastern Holdings, Inc.)

STATEMENT OF STOCKHOLDERS’ DEFICIENCY

As of and for the three and six months ended June 30, 2020 (Unaudited)

	Common Stock		Class A Preferred		Class C Convertible Preferred		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficiency

Balance, December 31, 2019	5,651,217	$565	7,000,000	$7,000	7,000,000	$7,000	$55,817	$(559,698)	$(489,316)

Debt conversions into equity units	427,862	43					106,923		106,966
Subscriptions to equity units	200,000	20					49,980		50,000
Common shares issued as compensation	50,000	5					9,495		9,500
Issuance of common stock for equipment	32,000	3					6,080		6,083
Net (loss)								(95,719)	(95,719)
Balance, March 31, 2020	6,361,079	$636	7,000,000	$7,000	7,000,000	$7,000	$228,295	$(655,417)	$(412,486)
Common shares issued as compensation	810,000	81					153,819		153,900
Related party debt forgiveness							33,000		33,000
Net (loss)								$(307,431)	$(307,431)
Balance, June 30, 2020	7,171,079	$717	7,000,000	$7,000	7,000,000	$7,000	$415,114	$(962,849)	$(533,018)

See accompanying notes, which are an integral part of these financial statements.

EDGE DATA SOLUTIONS, INC. (Formerly Southeastern Holdings, Inc.)

STATEMENT OF STOCKHOLDERS’ DEFICIENCY

As of and for the three and six months ended June 30, 2021 (Unaudited)

	Common Stock		Class A Preferred		Class C Convertible Preferred		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficiency

Balance, December 31, 2020	8,321,079	$832	7,000,000	$7,000	7,000,000	$7,000	$633,499	$(1,410,634)	$(762,303)

Common shares issued as compensation	100,000	10					18,990		19,000
Net (loss)								(122,871)	(122,871)
Balance, March 31, 2021	8,421,079	$842	7,000,000	$7,000	7,000,000	$7,000	$652,489	$(1,533,505)	$(866,174)
Net (loss)								(79,827)	(79,827)
Balance, June 30, 2021	8,421,079	$842	7,000,000	$7,000	7,000,000	$7,000	$652,489	$(1,613,332)	$(946,001)

See accompanying notes, which are an integral part of these financial statements.

EDGE DATA SOLUTIONS, INC. (Formerly Southeastern Holdings, Inc.)

NOTES TO FINANCIAL STATEMENTS

As of June 30, 2021 (Unaudited) and for the Three and Six Months Then Ended (Unaudited)

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

Cash Equivalents and Concentration of Cash Balance

The Company considers all highly liquid securities with an original maturity of less than three months to be cash equivalents. The Company’s cash and cash equivalents in bank deposit accounts, at times, may exceed federally insured limits. As of June 30, 2021, and December 31, 2020, the Company’s cash balances did not exceed federally insured limits.

EDGE DATA SOLUTIONS, INC. (Formerly Southeastern Holdings, Inc.)

NOTES TO FINANCIAL STATEMENTS

As of June 30, 2021 (Unaudited) and for the Three Months Then Ended (Unaudited)

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

As of June 30, 2021, the Company had no inventory or outstanding deposits with vendors for the purchase of equipment for resale to customers.

Property and Equipment

Property and equipment are stated at cost net of accumulated depreciation and amortization, and accumulated impairment, if any. Depreciation and amortization of property and equipment is provided using the straight-line method over estimated useful lives, which are all currently estimated at three years.

As of June 30, 2021, the Company’s property and equipment consisted of $71,938 of datacenter equipment and $13,347 of capitalized labor associated with readying the equipment for service, net of $30,707 of accumulated depreciation. Depreciation expense for the three and six months ended June 30, 2021 was $7,088 and $14,066, respectively, compared to $4,129 and $4,210 for the three and six month ended June 30, 2020

Long-Lived Assets

The Company evaluates the recoverability of its long-lived assets whenever events or changes in circumstances have indicated that an asset may not be recoverable. Long-lived assets are grouped with other assets at the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. If the sum of the projected undiscounted cash flows is less than the carrying value of the assets, the assets are written down to the estimated fair value. As of June 30, 2021, the Company determined that its long-lived assets have not been impaired.

Accounts Payable and Accrued Liabilities

Accounts payable consisted of $74,434 of liabilities incurred by the issuer prior to the merger as of each June 30, 2021 and 2020. The remaining accounts payable of $92,499 and $44,174 as of June 30, 2021 and December 31, 2020, respectively, consisted of amounts due for professional services and various other general and administrative expenses incurred after the acquisition.

As of December 31, 2020, accrued expenses consisted of $1,811 of state and local taxes payable, $1,903 of accrued interest due to a vendor and $45,548 of accrued interest on convertible debt. As of June 30, 2021, accrued expenses consisted of $83,955 of accrued interest on convertible debt.

EDGE DATA SOLUTIONS, INC. (Formerly Southeastern Holdings, Inc.)

NOTES TO FINANCIAL STATEMENTS

As of June 30, 2021 (Unaudited) and for the Three Months Then Ended (Unaudited)

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

During the three and six months ended June 30, 2021, the Company recognized $12,709 and $29,483 of revenue from its customers’ usage of datacenter credits, respectively. The Company further recognized a deferred revenue liability of $6,978 for prepaid usage credits not yet used by its customers as of June 30, 2021. While the Company plans to continue to generate revenue, there can be no assurances that service lines will generate satisfactory revenue or continue to generate revenue.

Net hardware sales during the six months ended June 30, 2021 totaled $797,440 and had associated costs of goods sold of $641,174.

The Company recognizes prepayments for equipment not yet delivered at the end of a given period as a customer deposit liability. As of June 30, 2021, outstanding customer deposit liabilities totaled $56,533.

Crypto Assets Held

The crypto assets held by the Company, with no qualifying fair value hedge, are accounted for as intangible assets with indefinite useful lives and are initially measured at cost. Crypto assets accounted for as intangible assets are not amortized, but assessed for impairment annually, or more frequently, when events or changes in circumstances occur indicating that it is more likely than not that the indefinite-lived asset is impaired. Impairment exists when the carrying amount exceeds its fair value, which is measured using the quoted price of the crypto asset at the time its fair value is being measured. Impairment expense is reflected in other operating expense in the consolidated statements of operations. The Company assigns costs to transactions on a first-in, first-out basis.

As of June 30, 2021 and December 31, 2020, the carrying value of crypto assets held by the Company was $997 and $1,197, respectively.

Cryptocurrency Income

The Company records cryptocurrency generated, net of fees and valuation adjustments, as other income and classifies the cryptocurrency as crypto assets held at cost in its balance sheets. When the company sells its cryptocurrencies, it recognizes a gain or loss for the difference between original cost and the selling price, net of fees. During the three and six months ended June 30, 2021, the Company recognized $5,320 and $10,067 of cryptocurrency mining income and gains of $537 and $478 on the sale of cryptocurrency, all respectively.

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

EDGE DATA SOLUTIONS, INC. (Formerly Southeastern Holdings, Inc.)

NOTES TO FINANCIAL STATEMENTS

As of June 30, 2021 (Unaudited) and for the Three Months Then Ended (Unaudited)

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

NOTE 3: GOING CONCERN

As shown in the accompanying financial statements as of June 30, 2021, the Company had $20,521 of cash and $29,858 of current assets, as compared to total current liabilities of $1,050,601, has incurred substantial operating losses, and had an accumulated deficit of $1,613,332. Furthermore, the Company’s revenue history has been limited and unstable, and there can be no assurances of future revenues.

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

EDGE DATA SOLUTIONS, INC. (Formerly Southeastern Holdings, Inc.)

NOTES TO FINANCIAL STATEMENTS

As of June 30, 2021 (Unaudited) and for the Three Months Then Ended (Unaudited)

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

The following table sets forth the Company’s warrant activity through June 30, 2021:

	Warrants	Shares Under Warrant	Term	Exercise Price	Remaining Life
Balance, December 31, 2019	-	-

Warrants issued with equity units	627,862	1,255,724	3 years	$0.50
Balance, December 31, 2020	627,862	1,255,724

No new issuances
Balance, June 30, 2021	627,862	1,255,724

Pursuant to a service agreement entered on January 25, 2021, the Company issued 100,000 common shares to OHGODACOMPANY, LLC in exchange for advisory services rendered, resulting in $19,000 of stock-based compensation expense.

As of June 30, 2021, the Company was authorized to issue 150,000,000 shares of common stock. All common stock shares have full dividend and voting rights. However, it is not anticipated that the Company will be declaring dividends in the foreseeable future.

As of June 30, 2021, the Company had 8,421,079 common shares outstanding.

As of June 30, 2021, 7,000,000 shares of Class A Preferred Stock and 7,000,000 shares of Class C Preferred Stock were issued and outstanding.

NOTE 5: RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2021, the Company paid out previously accrued consulting fees payable to the CEO and President of $5,000 and $30,000, respectively, paid $72,500 and $45,000 of current compensation to the CEO and President, respectively. The Company does not currently have consulting or employment agreements with these individuals, and as a result, these fees may fluctuate from time to time. While the Company believes these individuals were appropriately classified as contractors and has accordingly neither paid nor accrued payroll taxes, these payments may result in future tax liabilities should the Internal Revenue Service deem these individuals to be employees. As of June 30, 2021, the Company owed $0 of outstanding compensation to the CEO and COO.

During the six months ended June 30, 2021, the Company’s CEO and President paid expenses on behalf of the Company totaling $34,309 and $4,648, and the Company repaid $85,716 and $4,648 of related party advances, respectively. As of June 30, 2021, the Company was indebted to the CEO for $103 and to the President for $0, respectively, for expenses paid on behalf of the company.

EDGE DATA SOLUTIONS, INC. (Formerly Southeastern Holdings, Inc.)

NOTES TO FINANCIAL STATEMENTS

As of June 30, 2021 (Unaudited) and for the Three Months Then Ended (Unaudited)

NOTE 6: CONVERTIBLE NOTES

As of June 30, 2021 and December 31, 2020, the Company owed $720,000 and $720,000 on outstanding convertible notes, respectively.

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

During the three and six months ended June 30, 2021, the Company recognized $19,066 and $40,217 of interest expense on convertible debt. As of June 30, 2021 and December 31, 2020, outstanding accrued interest on convertible debt totaled $83,955 and $43,738, respectively.

NOTE 7: SIGNIFICANT AGREEMENTS

On March 17, 2021, the Company entered into a joint marketing agreement with RoviSys Building Technologies, LLC (“RoviSys”), under which it will comarket its mobile and immersion-cooled data center solutions and other related services. The agreement grants a license to RoviSys to market the Company’s products.

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

During the six months ended June 30, 2021, the Company paid a total of $7,752, including $6,055 of principal and $1,697 of interest, to the lessor and recognized $3,241 of lease expense for the three months ended June 30, 2021.

EDGE DATA SOLUTIONS, INC. (Formerly Southeastern Holdings, Inc.)

NOTES TO FINANCIAL STATEMENTS

As of June 30, 2021 (Unaudited) and for the Three Months Then Ended (Unaudited)

As of June 30, 2021, lease-related assets and liabilities consisted of:

Assets
Prepaid expense	$1,830
Right of use asset - finance lease	22,688
Security deposit	7,753
Total lease-related assets	$32,271

Liabilities
Lease liability - finance, current portion	$16,099
Lease liability - finance, non-current portion	10,277
Total lease-related liabilities	$26,376

Future maturities of the lease liability are as follows:

2021	$9,646
2022	14,186
2023	2,543
Total future maturities	$26,376

NOTE 9: CUSTOMER DEPOSIT LIABILITY

As discussed in Note 2, during the three months ended June 30, 2021, the Company collected $56,533 for orders of its datacenter hardware solutions that were not yet fulfilled as of June 30, 2021. Accordingly, the Company recognized a deposit liability of $56,533 as of June 30, 2021 and will release the liability to revenue during the period in which the orders are delivered.

NOTE 10: CONCENTRATIONS, COMMITMENTS AND CONTINGENCIES

During the three months ended June 30, 2021, one customer comprised 93% of computing revenues, and the loss of this would be detrimental to the Company’s recently formed revenue stream. Management has determined that no other significant concentrations, commitments, or contingencies existed as of June 30, 2021.

EDGE DATA SOLUTIONS, INC. (Formerly Southeastern Holdings, Inc.)

NOTES TO FINANCIAL STATEMENTS

As of June 30, 2021 (Unaudited) and for the Three Months Then Ended (Unaudited)

NOTE 11: RECENT ACCOUNTING PRONOUNCEMENTS

Management does not believe that any recently issued, but not yet effective, accounting standards could have a material effect on the accompanying financial statements. As new accounting pronouncements are issued, we will adopt those that are applicable under the circumstances.

NOTE 12: SUBSEQUENT EVENTS

On September 17, 2021, the Company accrued the issuance of 25,000 common shares due to a consultant under a service agreement, resulting in compensation expense of $4,750.

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

As of June 30, 2021, we had approximately $20,521 of cash on hand. Our current monthly cash burn rate is approximately $35,000, and it is expected that burn rate will continue and is expected to continue at $35,000 until significant additional capital is raised and our marketing plan is executed. Our trade creditors may call debts at any time, and our cash reserves would not be sufficient to satisfy all balances. We are currently dependent on minimal expenses to be covered by a loan or other cash infusion from the Company’s CEO and Director Delray Wannamaker, and President and Director, Daniel Wong. There is no guarantee that this cash infusion will continue to be made.

Operating results for the three months ended June 30, 2021 and 2020:

During the three months ended June 30, 2021, the Company generated revenues of $776,080 from operations, compared to $6,307 for the three months ended June 30, 2020, an increase of $769,773 or 12,205%. This increase is a result of (i) customers purchasing and consuming datacenter credits for use of the Company’s computing equipment and (ii) the sale of datacenter hardware solutions. The Company anticipates future revenue from its current efforts, but there can be no assurances that such efforts will be successful.

For the three months ended June 30, 2021, costs of net revenues were $660,091, compared to $0 for the three months ended June 30, 2020, for an increase of 100%. The change is a result of direct costs associated with the Company’s revenue streams.

As a result of the changes in revenues and cost of net revenues discussed above, the Company’s gross margin was $115,989 and $6,307 for the three months ended June 30, 2021 and 2020, respectively.

For the three months ended June 30, 2021, selling, general and administrative expenses were $94,530, as compared to $55,788 during the three months ended June 30, 2020, an increase of $38,742, or 69%. The increase in these expenses was attributable to increased legal, accounting and other professional fees.

The Company recognized stock-based compensation expense of $0 for the three months ended June 30, 2021, as compared to $153,900 for the three months ended June 30, 2020, for a decrease of $153,900, or 100%. This decrease was a result of no new consulting agreements in the second quarter of 2021.

During the three months ended June 30, 2021, the Company recognized $7,088 of depreciation expense, as compared to $4,129, for an increase of $2,959 or 71%, during the three months ended June 30, 2020, as a result of added equipment during the later periods of 2020 and during 2021.

During the three months ended June 30, 2021, the Company recognized $23,260 of interest expense, as compared to $15,171 for the three months ended June 30, 2020. The increase of $8,089, or 53%, is primarily attributable to the accrual of interest on significant new convertible debt issuances to fund operations throughout the end of 2020 and he beginning of 2021.

The Company also generated cryptocurrency mining income of $5,320 and a gain of $537 on the sale of cryptocurrency during the three months ended June 30, 2021, as compared to $0 and $0, respectively during the three months ended June 30, 2020. The change was a result of the use of excess datacenter capacity after the Company built out its datacenters during 2020.

As a result of the changes in operating expenses and other expenses, the Company generated a net operating loss of $79,827 for the three months ended June 30, 2021, as compared to a net loss of $307,431 for the three months ended June 30, 2020, a change of $227,604, or 74%.

The future trends of all expenses are expected to be primarily driven by the Company’s ability to execute its business plans. Furthermore, the Company’s ability to continue to fund operating expenses will depend on its ability to raise capital, continue to generate revenue and experience revenue growth. There can be no assurance that the Company will be successful in doing so.

Operating results for the six months ended June 30, 2021 and 2020:

During the six months ended June 30, 2021, the Company generated revenues of $826,923 from operations, compared to $6,307 for the six months ended June 30, 2020, an increase of $820,616 or 13,011%. This increase is a result of (i) customers purchasing and consuming datacenter credits for use of the Company’s computing equipment and (ii) the sale of datacenter hardware solutions. The Company anticipates future revenue from its current efforts, but there can be no assurances that such efforts will be successful.

For the six months ended June 30, 2021, costs of net revenues were $697,025, compared to $0 for the six months ended June 30, 2020, for an increase of 100%. The change is a result of direct costs associated with the Company’s revenue streams.

As a result of the changes in revenues and cost of net revenues discussed above, the Company’s gross margin was $129,898 and $6,307 for the six months ended June 30, 2021 and 2020, respectively.

For the six months ended June 30, 2021, selling, general and administrative expenses were $142,230, compared to $132,990 during the six months ended June 30, 2020, an increase of $9,240, or 7%. The increase in these expenses was primarily attributable to recognition of licensing fees paid pursuant to a reseller agreement.

The Company recognized stock-based compensation expense of $19,000 for the six months ended June 30, 2021, as compared to $9,500 for the six months ended June 30, 2020, for an increase of $9,500, or 100%. This increase was attributable to an issuance to a consultant for support of operations in 2021.

During the six months ended June 30, 2021, the Company recognized $14,066 of depreciation expense, as compared to $4,210, for an increase of $9,856 or 234%, during the six months ended June 30, 2020, as a result of added equipment during the later periods of 2020 and during 2021.

During the six months ended June 30, 2021, the Company recognized $50,345 of interest expense, as compared to $24,108 for the six months ended June 30, 2020. The increase of $26,237, or 109%, is primarily attributable to the accrual of interest on significant new convertible debt issuances to fund operations throughout 2020.

The Company also generated cryptocurrency mining income of $10,067 and a gain of $478 on the sale of cryptocurrency during the six months ended June 30, 2021, as compared to $0 and $0, respectively during the six months ended June 30, 2020. The change was a result of the use of excess datacenter capacity after the Company built out its datacenters during 2020 and the sale of mined cryptocurrency.

As a result of the changes in operating expenses and other expenses, the Company incurred a net loss of $202,698 for the six months ended June 30, 2021, compared to a net loss of $403,151 for the six months ended June 30, 2020, a change of $200,453, or 48%.

The future trends of all expenses are expected to be primarily driven by the Company’s ability to execute its business plans. Furthermore, the Company’s ability to continue to fund operating expenses will depend on its ability to raise capital, continue to generate revenue and experience revenue growth. There can be no assurance that the Company will be successful in doing so.

Liquidity and Capital Resources

The Company’s cash position at June 30, 2021 decreased by $59,847 to $20,521, as compared to a balance of $80,368, as of December 31, 2020. The decrease in cash for the six months ended June 30, 2021 was attributable to net cash used in operating activities of $7,714, $1,152 of net cash used in investing activities, and net cash used in financing activities of $50,981.

As of June 30, 2021, the Company had a deficit in working capital of $1,020,743, compared to a deficit in working capital of $849,989 at December 31, 2020, representing a decrease in working capital of $170,754, which was largely attributable to the use of cash in operations, amortization of prepaid expenses, customer deposits, finance lease-related liabilities, deferred revenue and short-term convertible debt.

Net cash used in operating activities of $7,714 during the six months ended June 30, 2021, as compared to net cash of $266,003 used in operating activities for the six months ended June 30, 2020, was primarily attributable to a significant net loss, which was offset by customer deposits, stock-based compensation, write-off of acquisition deposits and increases in accounts payable and increased by payment of accrued liabilities.

Net cash used in investing activities was $1,152 for the six months ended June 30, 2021 decreased by $84,795 from $85,947 of cash used by investing activities for the six months ended June 30, 2020. This is attributable to the Company acquiring less datacenter equipment in 2021 and advancing funds pertaining to a prospective acquisition in the prior period.

Net cash used in financing activities was $50,981 during the six months ended June 30, 2021, as compared to net cash provided by financing activities of $390,898 during the six months ended June 30, 2020. The difference was a result of changes in finance lease assets and liabilities, net repayments of related party advances, and no new convertible debt issued in 2021.

As reported in the accompanying consolidated financial statements, for the six months ended June 30, 2021 and 2020, the Company incurred net losses of $202,698 and $403,151, respectively. The Company produced revenues during the six months ended June 30, 2021 and limited revenue during the six months ended June 30, 2020. The Company’s ability to continue as a going concern is dependent upon its ability to generate revenue, reach consistent profitability and raise additional capital. To date, the Company has raised funds from related party advances, convertible debt, subscriptions to equity units, and the sale of common stock to its former CEO. It intends to finance its future operating activities and its near-term working capital needs through the sale of datacenter hardware solutions and future convertible debt financings or stock subscriptions. The sale of equity and entry into other future financing arrangements may result in dilution to stockholders and those securities may have rights senior to those of common shares. If the Company raises additional funds through the issuance of convertible notes or other debt financing, these activities or other debt could contain covenants that would restrict the Company’s operations. Any other third-party funding arrangements could require the Company to relinquish valuable rights. The Company will require additional capital beyond its currently anticipated needs. Additional capital, if available, may not be available on reasonable terms or at all.

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

Financial Condition

The Company’s total assets as of June 30, 2021 and December 31, 2020 were $114,877 and $241,831, respectively, representing a decrease of $126,954, or 53%. Total liabilities as of June 30, 2021 and December 31, 2020 were $1,060,878 and $1,004,134, respectively, for an increase of $56,744, or 6%. The significant change in the Company’s financial condition is attributable to revenue generation, customer deposits on hardware, commencement of a finance lease arrangement, cash burn from operations and increases in accounts payable and repayment of accrued expenses.

As a result of these transactions, the Company’s cash position decreased from $80,368 to $20,521 during the six months ended June 30, 2021.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and President, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Disclosure controls and procedures are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-Q, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and is communicated to our management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our management concluded that, as of June 30, 2021, our disclosure controls and procedures were not effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2021 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II

Item 1. Legal Proceedings.

The Company is not a party to any legal proceeding that it believes will have a material adverse effect upon its business or financial position.

Item 1A. Risk Factors.

Not required for smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the period from January 1, 2020 through June 30, 2021, the Company issued the following unregistered securities.

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

Edge Data Solutions, Inc.

Date: November 17, 2021	By:	/s/ Delray Wannemacher
Delray Wannemacher, CEO

Date: November 17, 2021	By:	/s/ Daniel Wong
Daniel Wong, President and
Acting Principal Financial Officer

