Form 10-Q
period 2021-09-30
Edge Data Solutions, Inc.
filed 2021-12-03
CIK 1614826

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of December 2, 2021, there were outstanding 9,063,079 shares of our common stock, par value $0.0001 per share, 7,000,000 shares of the Company’s Class A Super Voting preferred stock, par value $0.001 per share, and 7,000,000 shares of the Company’s Class C preferred stock, par value $0.001 per share

EDGE DATA SOLUTIONS, INC.

FORM 10-Q for the Quarter Ended September 30, 2021

2

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Edge Data Solutions, Inc. (Formerly Southeastern Holdings, Inc.)

A Delaware Corporation

Financial Statements

As of September 30, 2021 (Unaudited) and for the Three months and Nine months Then Ended (Unaudited)

Edge Data Solutions, Inc. (Formerly Southeastern Holdings, Inc.)

TABLE OF CONTENTS

Page
Condensed Financial Statements as of September 30, 2021 (Unaudited) and December 31, 2020, and for the Three and Nine months Ended September 30, 2021 (Unaudited):
Balance Sheets (Unaudited)	5
Statements of Operations – for the Three and Nine months ended September 30, 2021 (Unaudited)	6
Statements of Cash Flows (Unaudited)	7
Statement of Stockholders’ Deficiency – for the Three and Nine months ended September 30, 2020 (Unaudited)	8
Statement of Stockholders’ Deficiency – for the Three and Nine months ended September 30, 2021 (Unaudited)	9
Notes to Financial Statements (Unaudited)	10

EDGE DATA SOLUTIONS, INC. (Formerly Southeastern Holdings, Inc.)

BALANCE SHEETS

	As of
	September 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$147,261	$80,368
Accounts receivable	56,097	651
Deposits	57,083	46,122
Inventory	11,530	-
Crypto assets held	187	1,197
Other current assets	6,021	4,668
Prepaid expense	1,568	4,409
Total Current Assets	279,747	137,415

Non-Current Assets:
Right of use asset - finance lease	19,448	29,171
Property and equipment, net	47,413	67,492
Security deposit	7,753	7,753
Total Non-Current Assets	74,614	104,416

TOTAL ASSETS	$354,361	$241,831

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities:
Accounts payable	$182,990	$118,608
Accrued liabilities	139,432	45,548
Customer deposits	391,555	-
Deferred revenue	9,478	1,035
Convertible notes payable, short-term	720,000	720,000
Advances from related parties	-	51,510
Lease liability - finance, current portion	16,949	15,703
Accrued compensation - related party	-	35,000
Total Current Liabilities	1,460,404	987,404

Non-Current Liabilities:
Lease liability - finance, non-current portion	6,260	16,730
Total Non-Current Liabilities	6,260	16,730

Total Liabilities	1,466,664	1,004,134

Commitments and Contingencies (Note 10)	-	-

Stockholders’ Deficiency:
Class A super majority voting preferred stock, $0.001 par value; 10,000,000 shares authorized, 7,000,000 issued and outstanding with liquidation preference of $26,317 as of each, September 30, 2021 and December 31, 2020.	7,000	7,000
Class C convertible preferred non-voting stock, $0.001 par value, 10,000,000 shares authorized, 7,000,000 issued and outstanding with liquidation preference of $3,500 as of each, September 30, 2021 and December 31, 2020.	7,000	7,000
Common stock, $0.0001 par value; 150,000,000 shares authorized, 9,063,079 and 8,321,079 issued and outstanding as of September 30, 2021 and December 31, 2020, respectively.	906	832
Additional paid-in capital	774,405	633,499
Accumulated deficit	(1,901,614)	(1,410,634)
Total Stockholders’ Deficiency	(1,112,303)	(762,303)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$354,361	$241,831

See accompanying notes, which are an integral part of these financial statements.

EDGE DATA SOLUTIONS, INC. (Formerly Southeastern Holdings, Inc.)

STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues:
Hardware sales, net	$144,733	$-	$942,173	$-
Computing revenues, net	-	14,317	29,483	20,624
Total Revenue	144,733	14,317	971,656	20,624

Cost of goods sold	(105,138)	-	(783,888)	-
Cost of computing revenues	(5,378)	-	(9,506)	-
Total Cost of Revenue	(110,516)	-	(793,394)	-

Gross Margin	34,217	14,317	178,262	20,624

Operating Expenses:
Sales and marketing	6,169	974	20,645	899
General and administrative	74,378	51,369	217,003	184,432
Compensation - related party	87,835	20,000	205,335	95,000
Stock-based compensation expense	121,980	218,500	140,980	381,900
Depreciation expense	7,165	6,303	21,231	10,513
Total Operating Expenses	297,527	297,146	605,194	672,744

(Loss) from operations	(263,310)	(282,829)	(426,932)	(652,120)

Other Income/(Expense):
Interest expense	(22,921)	(17,955)	(73,266)	(42,064)
Loss on termination of prospective acquisition	-	-	-	(23,000)
Gain on debt forgiveness	-	-	-	12,250
Gain on disposal of equipment	-	4,965	-	4,965
Cryptocurrency mining income	1,234	716	12,025	716
Loss on disposal of cryptocurrency	(3,285)	-	(2,807)	-
Small business grant income	-	-	-	1,000
Total Other Income/(Expense)	(24,972)	(12,274)	(64,048)	(46,133)

Net Loss	$(288,282)	$(295,103)	$(490,980)	$(698,253)

Net Loss per share (basic and diluted)	$(0.03)	$(0.04)	$(0.06)	$(0.10)

Weighted average number of common shares outstanding	8,803,144	8,118,362	8,540,676	6,923,362

See accompanying notes, which are an integral part of these financial statements.

EDGE DATA SOLUTIONS, INC. (Formerly Southeastern Holdings, Inc.)

STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	September 30, 2021	September 30, 2020
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net Loss	$(490,980)	$(698,253)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation	21,231	10,513
Gain on disposal of equipment	-	(4,965)
Stock-based compensation	140,980	381,900
Loss on prospective acquisition	-	23,000
Changes in operating assets and liabilities:
Change in accounts receivable	(55,446)	(3,193)
Change in deposits	(10,961)	-
Change in crypto assets held	1,010	-
Change in inventory	(11,530)	-
Change in other current assets	(1,353)	(2,516)
Change in prepaid expenses	2,841	(8,452)
Change in security deposits	-	(7,753)
Change in accounts payable	64,382	8,501
Change in accrued compensation - related party	(35,000)	(41,000)
Change in accrued liabilities	93,884	18,261
Change in customer deposits	391,555	-
Change in deferred revenue	8,443	1,035
Change in accrued interest related to note conversions	-	6,966
Net Cash Provided by/(Used in) Operating Activities	119,056	(315,956)

Cash Flows from Investing Activities
Purchase of property and equipment	(1,152)	(128,228)
Proceeds from disposal of property and equipment	-	10,170
Deposits on prospective acquisition	-	(23,000)
Net Cash (Used in) Investing Activities	(1,152)	(141,058)

Cash Flows from Financing Activities
Proceeds from issuance of short-term convertible debt	-	510,000
Related party advances	60,182	168,191
Repayment of related party advances	(111,692)	(211,489)
Deferred offering costs	-	(13,500)
Change in finance lease assets and liabilities	12,128	8,577
Payments on finance lease	(11,629)	(5,669)
Sale of equity units	-	50,000
Net Cash Provided by/(Used in) Financing Activities	(51,011)	506,110

Net Change In Cash	66,893	49,096

Cash at Beginning of Period	80,368	14,453
Cash at End of Period	$147,261	$63,549

Supplemental Disclosure of Cash Flow Information:
Convertible debt principal and accrued interest converted to equity units	$-	$106,966
Issuance of common stock for equipment purchases	$-	$6,083

See accompanying notes, which are an integral part of these financial statements.

EDGE DATA SOLUTIONS, INC. (Formerly Southeastern Holdings, Inc.)

STATEMENT OF STOCKHOLDERS’ DEFICIENCY

As of and for the three and nine months ended September 30, 2020 (Unaudited)

	Common Stock		Class A Preferred		Class C Convertible Preferred		Additional
							Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficiency
Balance, July 1, 2020	7,171,079	$717	7,000,000	$7,000	7,000,000	$7,000	$415,114	$(962,848)	$(533,017)

Common shares issued as compensation	1,150,000	115					218,385		218,500
Net loss								(295,103)	(295,103)
Balance, September 30, 2020	8,321,079	$832	7,000,000	$7,000	7,000,000	$7,000	$633,499	$(1,257,951)	$(609,620)

Balance, December 31, 2019	5,651,217	$565	7,000,000	$7,000	7,000,000	$7,000	$55,817	$(559,698)	$(489,316)

Debt conversions into equity units	427,862	43					106,923		106,966
Subscriptions to equity units	200,000	20					49,980		50,000
Common shares issued as compensation	2,010,000	201					381,699		381,900
Related party debt forgiveness							33,000		33,000
Issuance of common stock for equipment	32,000	3					6,080		6,083
Net loss								(698,253)	(698,253)
Balance, September 30, 2020	8,321,079	$832	7,000,000	$7,000	7,000,000	$7,000	$633,499	$(1,257,951)	$(609,620)

See accompanying notes, which are an integral part of these financial statements.

EDGE DATA SOLUTIONS, INC. (Formerly Southeastern Holdings, Inc.)

STATEMENT OF STOCKHOLDERS’ DEFICIENCY

As of and for the three and nine months ended September 30, 2021 (Unaudited)

	Common Stock		Class A Preferred		Class C Convertible Preferred		Additional
							Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficiency
Balance, July 1, 2021	8,421,079	$842	7,000,000	$7,000	7,000,000	$7,000	$652,489	$(1,613,332)	$(946,001)

Common shares issued as compensation	642,000	64					121,916		121,980
Net loss								(288,282)	(288,282)
Balance, September 30, 2021	9,063,079	$906	7,000,000	$7,000	7,000,000	$7,000	$774,405	$(1,901,614)	$(1,112,303)

Balance, December 31, 2020	8,321,079	$832	7,000,000	$7,000	7,000,000	$7,000	$633,499	$(1,410,634)	$(762,303)

Common shares issued as compensation	742,000	74					140,906		140,980
Net loss								(490,980)	(490,980)
Balance, September 30, 2021	9,063,079	$906	7,000,000	$7,000	7,000,000	$7,000	$774,405	$(1,901,614)	$(1,112,303)

See accompanying notes, which are an integral part of these financial statements.

EDGE DATA SOLUTIONS, INC. (Formerly Southeastern Holdings, Inc.)

NOTES TO FINANCIAL STATEMENTS

As of September 30, 2021 (Unaudited) and for the Three and Nine months Then Ended (Unaudited)

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

Cash Equivalents and Concentration of Cash Balance

The Company considers all highly liquid securities with an original maturity of less than three months to be cash equivalents. The Company’s cash and cash equivalents in bank deposit accounts, at times, may exceed federally insured limits. As of September 30, 2021, and December 31, 2020, the Company’s cash balances did not exceed federally insured limits.

EDGE DATA SOLUTIONS, INC. (Formerly Southeastern Holdings, Inc.)

NOTES TO FINANCIAL STATEMENTS

As of September 30, 2021 (Unaudited) and for the Three Months Then Ended (Unaudited)

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

As of September 30, 2021, the Company’s had $11,530 of inventory and had outstanding deposits of $57,083 with vendors for the purchase of equipment for resale to customers.

Property and Equipment

Property and equipment are stated at cost net of accumulated depreciation and amortization, and accumulated impairment, if any. Depreciation and amortization of property and equipment is provided using the straight-line method over estimated useful lives, which are all currently estimated at three years.

As of September 30, 2021, the Company’s property and equipment consisted of $71,938 of data center equipment and $13,347 of capitalized labor associated with readying the equipment for service, net of $37,872 of accumulated depreciation. Depreciation expense for the three and nine months ended September 30, 2021 was $7,165 and $21,231, respectively, compared to $6,303 and $10,513 for the three and nine months ended September 30, 2020, all respectively.

Long-Lived Assets

The Company evaluates the recoverability of its long-lived assets whenever events or changes in circumstances have indicated that an asset may not be recoverable. Long-lived assets are grouped with other assets at the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. If the sum of the projected undiscounted cash flows is less than the carrying value of the assets, the assets are written down to the estimated fair value. As of September 30, 2021, the Company determined that its long-lived assets have not been impaired.

Accounts Payable and Accrued Liabilities

Accounts payable consisted of $74,434 of liabilities incurred by the issuer prior to the merger as of each September 30, 2021 and 2020. The remaining accounts payable of $108,556 and $44,174 as of September 30, 2021 and December 31, 2020, respectively, consisted of amounts due for professional services and various other general and administrative expenses incurred after the acquisition.

As of December 31, 2020, accrued liabilities consisted of $1,811 of state and local taxes payable, $1,903 of accrued interest due to a vendor and $45,548 of accrued interest on convertible debt. As of September 30, 2021, accrued liabilities consisted of $104,244 of accrued interest on convertible debt and $35,188 for state and local taxes.

EDGE DATA SOLUTIONS, INC. (Formerly Southeastern Holdings, Inc.)

NOTES TO FINANCIAL STATEMENTS

As of September 30, 2021 (Unaudited) and for the Three Months Then Ended (Unaudited)

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

During the three and nine months ended September 30, 2021, the Company recognized $0 and $29,483 of revenue from its customers’ usage of data center credits, respectively. The Company further recognized a deferred revenue liability of $9,478 for prepaid usage credits not yet used by its customers as of September 30, 2021. While the Company plans to continue to generate revenue, there can be no assurances that service lines will generate satisfactory revenue or continue to generate revenue.

Net hardware sales during the three and nine months ended September 30, 2021 totaled $144,743 and $942,173 and had associated costs of goods sold of $105,138 and $783,888, all respectively.

The Company recognizes prepayments for equipment not yet delivered at the end of a given period as a customer deposit liability. As of September 30, 2021, outstanding customer deposit liabilities totaled $391,555.

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

As of September 30, 2021 and December 31, 2020, the carrying value of crypto assets held by the Company was $187 and $1,197, respectively.

Cryptocurrency Income

The Company records cryptocurrency generated, net of fees and valuation adjustments, as other income and classifies the cryptocurrency as crypto assets held at cost in its balance sheets. When the company sells its cryptocurrencies, it recognizes a gain or loss for the difference between original cost and the selling price, net of fees. During the three and nine months ended September 30, 2021, the Company recognized $1,234and $12,025 of cryptocurrency mining income and losses of $3,285 and $2,807 on the sale of cryptocurrency, all respectively.

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

EDGE DATA SOLUTIONS, INC. (Formerly Southeastern Holdings, Inc.)

NOTES TO FINANCIAL STATEMENTS

As of September 30, 2021 (Unaudited) and for the Three Months Then Ended (Unaudited)

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

NOTE 3: GOING CONCERN

As shown in the accompanying financial statements as of September 30, 2021, the Company had $147,261 of cash and $279,747 of current assets, as compared to total current liabilities of $1,460,404, has incurred substantial operating losses, and had an accumulated deficit of $1,901,614. Furthermore, the Company’s revenue history has been limited and unstable, and there can be no assurances of future revenues.

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

EDGE DATA SOLUTIONS, INC. (Formerly Southeastern Holdings, Inc.)

NOTES TO FINANCIAL STATEMENTS

As of September 30, 2021 (Unaudited) and for the Three Months Then Ended (Unaudited)

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

The following table sets forth the Company’s warrant activity through September 30, 2021:

	Warrants	Shares Under Warrant	Term	Exercise Price	Remaining Life
Balance, December 31, 2019	-	-

Warrants issued with equity units	627,862	1,255,724	3 years	$0.50
Balance, December 31, 2020	627,862	1,255,724

No new issuances
Balance, September 30, 2021	627,862	1,255,724

Pursuant to a service agreement entered on January 25, 2021, the Company issued 100,000 common shares to OHGODACOMPANY, LLC in exchange for advisory services rendered, resulting in $19,000 of stock-based compensation expense.

In June 2020, the Board authorized the issuance of 125,000 common shares each to the CEO (Delray Wannemacher), President (Daniel Wong) and a Director (Austin Bosarge) on July 1, 2021 and July 1, 2022 for services rendered. Accordingly, the Company accrued totals of 375,000 common shares and stock-based compensation expense of $71,250 to these individuals during the three months ended September 30, 2020.

Pursuant to consulting and advisory agreements, the Company accrued 217,000 common shares due to consultants and 50,000 common shares to an advisor for services rendered in September 2021, resulting in compensation expense of $41,230 and $9,500, respectively.

As of September 30, 2021, the Company was authorized to issue 150,000,000 shares of common stock. All common stock shares have full dividend and voting rights. However, it is not anticipated that the Company will be declaring dividends in the foreseeable future.

As of September 30, 2021, the Company had 9,063,079 common shares outstanding.

As of September 30, 2021, 7,000,000 shares of Class A Preferred Stock and 7,000,000 shares of Class C Preferred Stock were issued and outstanding.

NOTE 5: RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2021, the Company paid out previously accrued consulting fees payable to the CEO and President of $5,000 and $30,000, respectively, and paid $120,335 and $85,000 of current compensation to the CEO and President, respectively. The Company does not currently have consulting or employment agreements with these individuals, and as a result, these fees may fluctuate from time to time. While the Company believes these individuals were appropriately classified as contractors and has accordingly neither paid nor accrued payroll taxes, these payments may result in future tax liabilities should the Internal Revenue Service deem these individuals to be employees. As of September 30, 2021, the Company owed $0 of outstanding compensation to the CEO and COO.

During the nine months ended September 30, 2021, the Company’s CEO and President paid expenses on behalf of the Company totaling $55,534 and $4,648, and the Company repaid $107,044 and $4,648 of related party advances, all respectively. As of September 30, 2021, the Company was indebted to the CEO for $0 and to the President for $0, respectively, for expenses paid on behalf of the company.

EDGE DATA SOLUTIONS, INC. (Formerly Southeastern Holdings, Inc.)

NOTES TO FINANCIAL STATEMENTS

As of September 30, 2021 (Unaudited) and for the Three Months Then Ended (Unaudited)

NOTE 6: CONVERTIBLE NOTES

As of September 30, 2021 and December 31, 2020, the Company owed $720,000 and $720,000 on outstanding convertible notes, respectively.

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

During the three and nine months ended September 30, 2021, the Company recognized $20,289 and $60,209 of interest expense on convertible debt. As of September 30, 2021 and December 31, 2020, outstanding accrued interest on convertible debt totaled $104,244 and $43,738, respectively.

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

During the nine months ended September 30, 2021, the Company paid a total of $11,629, including $6,055 of principal and $2,405 of interest, to the lessor and recognized $3,241 of lease expense for the three months ended September 30, 2021.

EDGE DATA SOLUTIONS, INC. (Formerly Southeastern Holdings, Inc.)

NOTES TO FINANCIAL STATEMENTS

As of September 30, 2021 (Unaudited) and for the Three Months Then Ended (Unaudited)

As of September 30, 2021, lease-related assets and liabilities consisted of:

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

NOTE 9: CUSTOMER DEPOSIT LIABILITY

As discussed in Note 2, during the three months ended September 30, 2021, the Company collected $391,555 for orders of its data center hardware solutions that were not yet fulfilled as of September 30, 2021. Accordingly, the Company recognized a deposit liability of $391,555 as of September 30, 2021 and will release the liability to revenue during the period in which the orders are delivered.

NOTE 10: CONCENTRATIONS, COMMITMENTS AND CONTINGENCIES

During the three months ended September 30, 2021, one customer comprised 96% of delivered hardware sales, and the loss of this or another significant customer would be detrimental to the Company’s sales. Management has determined that no other significant concentrations, commitments, or contingencies existed as of September 30, 2021.

EDGE DATA SOLUTIONS, INC. (Formerly Southeastern Holdings, Inc.)

NOTES TO FINANCIAL STATEMENTS

As of September 30, 2021 (Unaudited) and for the Three Months Then Ended (Unaudited)

NOTE 11: RECENT ACCOUNTING PRONOUNCEMENTS

Management does not believe that any recently issued, but not yet effective, accounting standards could have a material effect on the accompanying financial statements. As new accounting pronouncements are issued, we will adopt those that are applicable under the circumstances.

NOTE 12: SUBSEQUENT EVENTS

On December 2, 2021, the Company issued 96,000 additional common shares to a consultancy group for services rendered.

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

As of September 30, 2021, we had approximately $147,261 of cash on hand. Our current monthly cash burn rate is approximately $35,000, and it is expected that burn rate will continue and is expected to continue at $35,000 until significant additional capital is raised and our marketing plan is executed. Our trade creditors may call debts at any time, and our cash reserves would not be sufficient to satisfy all balances. We are currently dependent on minimal expenses to be covered by a loan or other cash infusion from the Company’s CEO and Director Delray Wannamaker, and President and Director, Daniel Wong. There is no guarantee that this cash infusion will continue to be made.

Operating results for the three months ended September 30, 2021 and 2020:

During the three months ended September 30, 2021, the Company generated revenues of $144,733 from operations, compared to $14,317 for the three months ended September 30, 2020, an increase of $130,416 or 911%. This increase is a result of the sale of data center hardware solutions. The Company anticipates future revenue from its current efforts, but there can be no assurances that such efforts will be successful.

For the three months ended September 30, 2021, costs of net revenues were $110,516, compared to $0 for the three months ended September 30, 2020, for an increase of 100%. The change is a result of direct costs associated with the Company’s data center sales.

As a result of the changes in revenues and cost of net revenues discussed above, the Company’s gross margin was $34,217 and $14,317 for the three months ended September 30, 2021 and 2020, respectively.

For the three months ended September 30, 2021, selling, general and administrative expenses were $80,547, as compared to $52,343 during the three months ended September 30, 2020, an increase of $28,204, or 54%. The increase in these expenses was attributable to increased legal, accounting and other professional fees associated with operations.

The Company recognized stock-based compensation expense of $121,980 for the three months ended September 30, 2021, as compared to $218,500 for the three months ended September 30, 2020, for a decrease of $96,520, or 44%. This decrease resulted from lower stock-based compensation commitments, as the Company entered fewer consulting and advisory agreements in 2021, as compared to significant agreements to issue shares in 2020.

During the three months ended September 30, 2021, the Company recognized $7,165 of depreciation expense, as compared to $6,303, for an increase of $862 or 14%, during the three months ended September 30, 2020, as a result of added equipment during the later periods of 2020 and during 2021.

During the three months ended September 30, 2021, the Company recognized $22,921 of interest expense, as compared to $17,955 for the three months ended September 30, 2020. The increase of $4,966, or 28%, is primarily attributable to the accrual of interest on convertible debt issuances near the end of 2020 to fund operations.

The Company also generated cryptocurrency mining income of $1,234 and a loss of $3,285 on the sale of cryptocurrency during the three months ended September 30, 2021, as compared to $716 and $0, respectively during the three months ended September 30, 2020. The change was a result of the use of excess data center capacity after the Company built out its data centers during 2020 and cryptocurrency market fluctuations.

As a result of the changes in operating expenses and other expenses, the Company generated a net loss of $288,282 for the three months ended September 30, 2021, as compared to a net loss of $295,103 for the three months ended September 30, 2020, a change of $6,821, or 2%.

The future trends of all expenses are expected to be primarily driven by the Company’s ability to execute its business plans. Furthermore, the Company’s ability to continue to fund operating expenses will depend on its ability to raise capital, continue to generate revenue and experience revenue growth. There can be no assurance that the Company will be successful in doing so.

Operating results for the nine months ended September 30, 2021 and 2020:

During the nine months ended September 30, 2021, the Company generated revenues of $971,656 from operations, compared to $20,624 for the nine months ended September 30, 2020, an increase of $951,032 or 46,113%. This increase is a result of (i) customers purchasing and consuming data center credits for use of the Company’s computing equipment and (ii) the sale of data center hardware solutions. The Company anticipates future revenue from its current efforts, but there can be no assurances that such efforts will be successful.

For the nine months ended September 30, 2021, costs of net revenues were $793,394, compared to $0 for the nine months ended September 30, 2020, for an increase of 100%. The change is primarily a result of direct costs associated with the Company’s hardware sales.

As a result of the changes in revenues and cost of net revenues discussed above, the Company’s gross margin was $178,262 and $20,624 for the nine months ended September 30, 2021 and 2020, respectively.

For the nine months ended September 30, 2021, selling, general and administrative expenses were $237,648, compared to $185,331 during the nine months ended September 30, 2020, an increase of $52,317, or 29%. The increase in these expenses was attributable to increased legal, accounting and other professional fees associated with operations.

The Company recognized stock-based compensation expense of $140,980 for the nine months ended September 30, 2021, as compared to $381,900 for the nine months ended September 30, 2020, for a decrease of $240,920, or 63%. This decrease was attributable to timing of significant compensation issuances in 2020, as compared to fewer grants in 2021.

During the nine months ended September 30, 2021, the Company recognized $21,231 of depreciation expense, as compared to $10,513, for an increase of $9,282 or 89%, during the nine months ended September 30, 2020, as a result of added equipment during the later periods of 2020 and during 2021.

During the nine months ended September 30, 2021, the Company recognized $73,266 of interest expense, as compared to $42,064 for the nine months ended September 30, 2020. The increase of $31,202, or 74%, is primarily attributable to the accrual of interest on significant new convertible debt issuances to fund operations throughout 2020.

The Company also generated cryptocurrency mining income of $12,025 and a loss of $3,285 on the sale of cryptocurrency during the nine months ended September 30, 2021, as compared to $716 and $0, respectively during the nine months ended September 30, 2020. The change was a result of the use of excess data center capacity after the Company built out its data centers during 2020 and cryptocurrency market fluctuations.

As a result of the changes in operating expenses and other expenses, the Company incurred a net loss of $490,980 for the nine months ended September 30, 2021, compared to a net loss of $698,253 for the nine months ended September 30, 2020, a change of $207,273, or 30%.

The future trends of all expenses are expected to be primarily driven by the Company’s ability to execute its business plans. Furthermore, the Company’s ability to continue to fund operating expenses will depend on its ability to raise capital, continue to generate revenue and experience revenue growth. There can be no assurance that the Company will be successful in doing so.

Liquidity and Capital Resources

The Company’s cash position at September 30, 2021 increased by $66,893 to $147,261, as compared to a balance of $80,368, as of December 31, 2020. The decrease in cash for the nine months ended September 30, 2021 was attributable to net cash provided by operating activities of $119,056, $1,152 of net cash used in investing activities, and net cash used in financing activities of $51,011.

As of September 30, 2021, the Company had a deficit in working capital of $1,180,657, compared to a deficit in working capital of $849,989 at December 31, 2020, representing a decrease in working capital of $330,668, which was largely attributable to the use of cash in operations, amortization of prepaid expenses, customer deposits, finance lease-related liabilities, deferred revenue and short-term convertible debt.

Net cash provided by operating activities of $119,056 during the nine months ended September 30, 2021, as compared to net cash of $315,956 used in operating activities for the nine months ended September 30, 2020, was primarily attributable to a significant net loss, which was offset by customer deposits, stock-based compensation, write-off of acquisition deposits and increases in accounts payable and increased by payment of accrued liabilities.

Net cash used in investing activities was $1,152 for the nine months ended September 30, 2021 decreased by $139,906 from $141,058 of cash used by investing activities for the nine months ended September 30, 2020. This is attributable to the Company acquiring less data center equipment in 2021 and advancing funds pertaining to a prospective acquisition in the prior period.

Net cash used in financing activities was $51,011 during the nine months ended September 30, 2021, as compared to net cash provided by financing activities of $506,110 during the nine months ended September 30, 2020. The difference was a result of changes in finance lease assets and liabilities, net repayments of related party advances, and no new convertible debt issued in 2021.

As reported in the accompanying consolidated financial statements, for the nine months ended September 30, 2021 and 2020, the Company incurred net losses of $373,750 and $698,253, respectively. The Company produced revenues during the nine months ended September 30, 2021 and limited revenue during the nine months ended September 30, 2020. The Company’s ability to continue as a going concern is dependent upon its ability to generate revenue, reach consistent profitability and raise additional capital. To date, the Company has raised funds from related party advances, convertible debt, subscriptions to equity units, and the sale of common stock to its former CEO. It intends to finance its future operating activities and its near-term working capital needs through the sale of data center hardware solutions and future convertible debt financings or stock subscriptions. The sale of equity and entry into other future financing arrangements may result in dilution to stockholders and those securities may have rights senior to those of common shares. If the Company raises additional funds through the issuance of convertible notes or other debt financing, these activities or other debt could contain covenants that would restrict the Company’s operations. Any other third-party funding arrangements could require the Company to relinquish valuable rights. The Company will require additional capital beyond its currently anticipated needs. Additional capital, if available, may not be available on reasonable terms or at all.

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

Financial Condition

The Company’s total assets as of September 30, 2021 and December 31, 2020 were $354,361 and $241,831, respectively, representing an increase of $112,530, or 47%. Total liabilities as of September 30, 2021 and December 31, 2020 were $1,466,664 and $1,004,134, respectively, for an increase of $462,530, or 46%. The significant change in the Company’s financial condition is attributable to revenue generation, customer deposits on hardware, commencement of a finance lease arrangement, cash burn from operations and increases in accounts payable and repayment of accrued expenses.

As a result of these transactions, the Company’s cash position increased from $80,368 to $147,261 during the nine months ended September 30, 2021.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and President, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Disclosure controls and procedures are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-Q, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and is communicated to our management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our management concluded that, as of September 30, 2021, our disclosure controls and procedures were not effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2021 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II

Item 1. Legal Proceedings.

The Company is not a party to any legal proceeding that it believes will have a material adverse effect upon its business or financial position.

Item 1A. Risk Factors.

Not required for smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the period from January 1, 2020 through September 30, 2021, the Company issued the following unregistered securities.

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

Pursuant to the board approval of share issuances to officers and directors in 2020, the Company issued 125,000 common shares to Delray Wannemacher, CEO, for services rendered.

Pursuant to the board approval of share issuances to officers and directors in 2020, the Company issued 125,000 common shares to Daniel Wong, President, for services rendered.

Pursuant to the board approval of share issuances to officers and directors in 2020, the Company issued 125,000 common shares to Austin Bosarge, Director, for services rendered.

Pursuant to an advisory agreement in effect in September 2020, the Company issued 50,000 common shares to Joshua Holmes as compensation for services rendered.

Pursuant to a service agreement entered on September 17, 2020, the Company issued 25,000 common shares to Levi Volk in exchange for services rendered.

Pursuant to a service agreement entered on April 23, 2021, the Company issued a total of 288,000 common shares to Avanzar Oak LLC d/b/a Forgeworks, 192,000 of which were accrued in the third quarter, and 96,000 of which were due in the fourth quarter of 2021.

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

Edge Data Solutions, Inc.

Date: December 2, 2021	By:	/s/ Delray Wannemacher
Delray Wannemacher, CEO and Acting Principal Financial Officer

