Form 10-K
period 2021-12-31
Edge Data Solutions, Inc.
filed 2022-04-01
CIK 1614826

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period __________ to ___________

Commission File Number: 333-198435

EDGE DATA SOLUTIONS, INC.

(Exact name of registrant as specified in its charter)

Delaware	46-3892319
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

3550 Lenox Road NE. 21st Floor
Atlanta, GA 30326
(State or Other Jurisdiction of Incorporation or Organization)

(833) 682-2428
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
None.	None.	None.

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant as of the close of business on December 31, 2021, the last business day of the registrant’s most recently completed fiscal quarter, determined by the lack of an active market for the Company’s common stock, was approximately $0. This computation assumes that all executive officers, directors and persons known to the registrant to be the beneficial owners of more than ten percent of the registrant’s common stock are affiliates of the registrant. Such assumption should not be deemed conclusive for any other purpose.

As of March 31, 2022, there were outstanding 10,983,832 shares of our common stock, par value $0.0001 per share, 7,000,000 shares of the Company’s Class A Super Majority Voting preferred stock, par value $0.001 per share, and 7,000,000 shares of the Company’s Class C preferred stock, par value $0.001 per share

Documents incorporated by reference:

None.

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

On August 23, 2018, the Company entered into a Bill of Sale and Assignment and Assumption Agreement with Blockchain Holdings, LLC (“BH LLC”) pursuant to which the Company purchased all of the assets of BH LLC which are used in the business of sourcing of blockchain mining equipment from various suppliers for their customers and also providing management of the equipment hosted, mining pools and tech work on such equipment. The Company issued 300,000,000 shares of its common stock, par value $.0001 valued at $300,000 to the members of Blockchain in exchange for the assets of Blockchain.

The Company accounted for this transaction as a reverse recapitalization under ASC 805, under which the operating entity, Blockchain Holdings, LLC, adopted the assets, liabilities and equity structure of Edge Data Solutions, Inc. on August 23, 2018, while retaining its historical activity. The financial statements therefore present activity beginning with Blockchain Holdings, LLC’s inception date of February 5, 2018 through September 30, 2018.

On August 30, 2018 the Company changed its name to Blockchain Holdings Capital Ventures, Inc.

On January 13, 2020, the Company changed its name to Edge Data Solutions, Inc.

Edge Data Solutions, Inc believes it is poised to be an industry-leading infrastructure provider. In an increasingly data-driven world, GPU computing is changing the way we create, learn, and play. Through strategic partners, the Company has assembled a full-stack solution to help businesses realize the potential of CPU/GPU computing, backed by a rapidly growing network of high-density modular data centers that place compute directly at the point of data collection, reducing latency, improving performance and security.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. However, the above conditions raise substantial doubt about the Company’s ability to do so. New business opportunities may never emerge, and we may not be able to sufficiently fund the pursuit of new business opportunities should they arise.

As of December 31, 2021, we had approximately $831,209 in cash on hand. Our current monthly operating cash requirement is approximately $170,000, and it is expected that rate will continue and will increase as we execute on our business plan. There can be no assurances that our operations will generate sufficient revenues, profits and cash to cover operating costs.

Company Business Overview

Edge Data Solutions, Inc. (EDSI) believes it is poised to be an industry-leading edge data center, cryptocurrency mining and cloud infrastructure provider. EDSI’s unique Edge Performance Platform (EPP) brings sustainable next-generation immersion-cooled high-performance computing to where it is needed most.

Compared to air-cooled solutions, EDSI’s EPP offers reduced carbon footprint and increased ROI through:

●	Energy Efficiency – Environmentally friendly, lower PuE, lower operating costs
●	Scalability – Easy, rapid and flexible deployment
●	High-density – More computing power in a much smaller footprint
●	Reduced CapEx – Longer equipment life, efficient structure
●	Boosted Computing Power – Highly conducive environment for optimization without stressing equipment

EPP serves efficient next-generation immersion-cooled computing power for a variety of applications, including sustainable cryptocurrency mining, edge computing. Long-term, opting for EPP significantly reduces investment, and certain edge computing applications require less up-front investment.

Industries that will benefit from low-latency technology with a lower carbon footprint include cryptocurrency mining, public and private cloud providers, data centers, high-performance computing providers, virtual desktop infrastructure providers, telecom, cybersecurity and disaster recovery providers, streaming providers, artificial intelligence innovators, colleges, hospitals, governments, and enterprise blockchain infrastructure providers.

Our Products

Edge Performance Platform (EPP)

EDSI’s Edge Performance Platform (EPP) offers customers next-generation high-density, energy-efficient, scalable, and decentralized immersion-cooled data centers in a box – complete with industry-leading expertise. Our refined approach provides a cohesive solution from power equipment, immersion systems, custom fluid, computing equipment, project management, and consulting to deliver a turnkey operation:

●	The Right Form Factor – Cryptocurrency mining, enterprise, general High-Performance Computing in next-generation, scalable, high-density liquid immersion-cooled data centers in a box:

○	Crypto Arctic™ Tank Chainable – A light, low profile tank specifically designed to fit as many immersion-cooled ASIC miners as possible, including up to 33 S19 or S19J Pro miners.
○	Micro-Edge 12U Data Center – Capacity of up to 25kW of power each, perfect for any small unused space such as a storage closet, equal to the power of up to 3 traditional 7kW air cooled data center racks.
○	Micro-Edge 50U Data Center – Capacity of up to 200kW each, perfect for larger computing needs at a fraction of the size of a traditional air cooled, equal to up to 28 traditional 7kW air cooled data center racks.
○	Pro-Edge 200U – 500U Data Centers – Containers with capacity up to 2MW of power per container, fully customized to meet any mobile or computing needs without the need for water. The modular design allows for rapid deployment with maximum compute power at the heart of the network, where the connectivity is needed most.
○	Ultra-Edge 7.5MW+ supporting up to 50MW facilities to replace traditional data centers, and has the similar net carbon footprint as taking the same size coal plant offline.

●	Power Systems – State-of-the-Art electrical equipment and components uniquely designed to deliver sufficient and efficient energy to high-performance computing operations.
●	Cooling Systems – Complete effective and efficient systems to keep high-performance computing equipment comfortably cool with a longer lifespan.
●	Fluids – Equipment stays cool and enjoys long life when immersed in EDSI’s VHP1200 low viscosity, non-conductive fluid.
●	Computing Equipment – ASIC miners and custom servers for any high-performance computing application, including cloud, VDI, AI, rendering and other compute-intensive tasks sourced for clients.
●	Design and Project Management Services – Services from expertise to boots on the ground to simplify and speed the implementation process.
●	Optimization Solutions – Additional expert-tested computing power and performance gains.

Computing as a Service

EDSI has offered and plans to expand its offerings in computing power to customers for a variety of applications, including rendering, Virtual Desktop Infrastructure, cloud gaming, artificial intelligence, and other high-performance computing needs.

Servers Designed and Optimized for Immersion Cooling

EDSI offers custom servers that are optimized and specifically designed for immersion cooling to deliver maximum compute power, density and lifespan of hardware. We have server designs to meet any HPC needs, whether that be Artificial Intelligence, Video Rendering, Machine Learning, Virtual Desktop, or any other Edge optimized needs.

Sales Strategy

The core sales strategy of EDSI is to continue to design, innovate and provide industry leaders and our other clients with next-generation immersion-cooled solutions that increase performance and reduce carbon footprint.

To support education and sales efforts for our immersion cooling technology, we have in-house sales staff to reach out to new customers, open new markets and handle incoming questions and referrals. We work with channel partners that introduce our products to their customer base as well as projects both parties can add value to. Co-marketing and partnering with other integrators, manufacturers and software companies allows EDSI to offer a total cohesive solution to meet any company’s needs.

Primary Marketing Campaign Strategy

EDSI plans to focus strongly on marketing and generating awareness of the brand and product, with particular attention to industry-wide conferences and events, strategic partners, and word of mouth referrals from our current customers. In addition to these efforts, we plan to launch the following marketing efforts:

●	Relationships – Our most effective channel for sales and marketing is our relationships with current vendors and growing relationships with current customers.

●	Industry events and exhibitions – Having a presence at industry events and conventions can further increase brand awareness and industry reputation, and allow opportunities to interact with key decision makers at other businesses, organizations, consultancy partners, or technology companies. This can potentially result in new leads or other opportunities in future. Similarly, sponsoring or co-sponsoring such events or conferences can provide another effective backdrop to promote the Company.

●	Internet Marketing – One of the most effective marketing channels for businesses is the internet, and the Company maintains an engaging web presence as a passive marketing placeholder, offering useful information about the history of EDSI and its services.

●	Search Engine Optimization (SEO) – By utilizing SEO the Company can work on improving the visibility of the website on all major search engines such as Google, Bing, Ask, Yahoo, etc.

●	Paid Online Advertisements – Pay per click (PPC) keyword advertising will help to promote contextual search results for the Company, and paying for advertisements with Google, AdSense, and other platforms to display ads on major search results and Facebook pages will help to promote contextual search results for the Company.

●	Social Media Marketing (SMM) – Social Media Marketing is fast becoming the most popular channel by which businesses can engage with their target market and client base. The business, and its growing network of data centers, may establish social media channels on platforms such as Facebook, Twitter, and LinkedIn, providing an outlet to stay in touch with clients and interact with the market.

●	Traditional Marketing – Any comprehensive marketing campaign will include traditional marketing channels. This may include having print media advertisements in specialist interest magazines or periodicals, and EDSI will launch full press and PR campaigns, including press releases, articles or leaders in local newspapers or industry periodicals, announcements, white papers in industry press, investor or stock-market related publications, and notices and other engaging events. Direct marketing will also be utilized, including mailings of promotional literatures to key target markets, and supported by a growing team of sales representatives who will be approaching and engaging directly with prospective clients and showcasing the value proposition of EDSI full data center solutions.

Growth Strategy

According to the IDC Data Age 2025 report, nearly 30% of data by 2025 will require real-time processing. Data consumption shows no signs of slowing down and this ever-increasing demand will need to be addressed at a hyper-local level. EDSI’s scalable high-density immersion-cooled technology solutions, which can be deployed rapidly and cost effectively with the ability to provide high density data delivery at the edge, are an effective method to roll out capacity and meet growing demand.

To meet this demand, EDSI plans to continue development of and sell its EPP and focus on relationships and growth in the cryptocurrency mining and enterprise spaces. Further, EDSI plans to deploy its next-generation immersion-cooled edge data centers to strategic locations based on demand, such as real estate properties, Tier 2 and Tier 3 cities, outside of major metropolitan areas, and underserved markets. With the rise and proliferation of technology adoption across many devices, we seek to solidify our footprint by deepening our relationships with enterprise customers, developing strategic partnerships and securing multiple locations across the US.

Acquisitions

A facet of our business strategy includes acquiring complimentary businesses that are established where together we support the growth of both companies. We believe these acquisitions will bring growth through additional next-generation technologies and access to new customers and markets.

Innovation and Next Generation Products

We continuously research the market and attend industry conferences to deliver innovative products and integrating the most powerful computing solutions available to set us apart from the competition. As new technologies continue to develop at a rapid pace with more powerful and hotter equipment, the infrastructure to support it is crucial to the success and ability to develop even more into the future.

Additionally, EDSI has jointly invested in two sites with two partners – one enterprise and one cryptocurrency mining – that provide access to further develop and test its EPP and develop cloud service offerings. We anticipate that these joint ventures will be revenue-generating innovation labs for EDSI to develop and improve on its current and future product lines.

Competitive Edge

Compared to air-cooled solutions, EDSI’s EPP offers reduced carbon footprint and increased ROI through:

●	Energy Efficiency – Environmentally friendly, lower PuE, lower operating costs
●	Scalability – Easy, rapid and flexible deployment
●	High-density – More computing power in a much smaller footprint
●	Reduced CapEx – Longer equipment life
●	Boosted Computing Power – Highly conducive environment for optimization without stressing equipment
●	Lower Maintenance Costs – Less equipment downtime, reduced need for dispatching labor for repairs

RELATIONSHIPS, COMPETITION, AND REGULATION

Strategic Relationships

EDSI provides an industry leading decentralized Edge Data Center/Cloud Infrastructure with several strategic advantages in the market. We offer one of the most cost effective, high-density, and profitable edge solutions on the market. EDSI has successfully secured agreements with leaders in the markets they serve.

Midas Green Technologies: Midas Green Technologies and EDSI have partnered to utilize Midas Green Technologies’ next generation immersion cooling solution to bring maximum density to EDSI’s Edge Data solutions with a minimal footprint. The challenges facing data centers today are the high costs, energy inefficiencies, and noise pollution. The ever-increasing demand for computing power further exacerbates these challenges and reduces the useful life of hardware with added stress from increased workloads. Midas Green Technologies’ immersion tanks, cooled by dielectric fluid, provide a 200+ kw per 50U with a minimal footprint, thus providing an ideal environment to safely maximize workloads, while solving the cost, energy and noise issues. The Company has entered into a reseller agreement whereby the Company resells Midas Green’s liquid immersion tank technology and EDSI owns the only global licensing to sell their technology, allows us to develop our own innovative products.

Raptor Power Systems: EDSI exclusively offers Raptor’s power distribution solutions into the immersion cooled crypto mining market. Raptor Power Systems designs and manufactures power distribution units (PDUs) and breaker panels specially designed for crypto mining applications. Raptor focuses on density and reliability while maintaining competitive value with a USA-made and supported product line. The engineering team from Raptor has meticulously designed a PDU and breaker panel that seamlessly integrates into Edge Data Solutions, Inc’s technology, providing one of the highest density immersion tank and power distribution combinations in the industry. Beyond crypto mining applications, Raptor and Edge Data Solutions, Inc. are developing solutions for enterprise and government data center markets.

SG Blocks: SG Blocks is a global leader and innovator in the realm of modular and dynamic infrastructure. By repurposing traditional maritime containers through a combination of engineering efficiency and artistic design, they have created iconic, compact, and easily deployable structures that are specifically purposed for the client’s needs. With EDSI providing turnkey edge data center solutions in a box to give our clients maximum flexibility at a much lower cost point than traditional data center solutions, such creations are vital to our strategy. EDSIs proprietary Edge data centers are specifically designed to fully enclose all power, cooling equipment and can be built in units from 320 – 5,000 square foot centers. The robust nature of such Edge data centers (hurricane resistance, security, decentralized disaster recovery options, flexibility, recycled, IBC Certified), lets EDSI offer a robust comprehensive solution to static data centers, allowing companies to build as they grow. As a global leader, SG Blocks has the experience and the capabilities to produce these Edge data centers not only to specification, but under traditional construction costs as well. Most notably, EDSI has signed an exclusive agreement with SG Blocks (NASDAQ: SGBX) for the Edge data center design and roll out program. Their patent on the interlocking design, ability to stack 9 modules high, and code compliance will allow for rapid deployment and scalability. Our data centers will be shipped approximately 90% complete and can be added to as needed to both fulfil demand and remain uniquely adaptable to our client’s needs.

Rovisys: EDSI has partnered with Rovisys, a leading independent provider of information management solutions, manufacturing automation solutions, control systems integration, building automation, discrete automation solutions and enterprise and industrial networks. Rovisys has built a reputation of quality and continuity, technical expertise, and attentive customer service. EDSI and Rovisys will work together to deliver solutions that drive productivity, improve product quality, increase asset utilization and integrate technology for the Chemical, Petrochemical, Life Science, Consumer Packaged Goods, Glass, Metals, Power & Energy, Data Center, Building Management, Water & Wastewater, Paper & Wood and Oil & Gas industries. Rovisys’ offices are located across North America, and in Singapore, Taiwan, and the Netherlands.

Forgeworks: Over the past year the Company and Forgeworks have partnered together to understand and implement the best market fit, identify key economic drivers, and develop a financial and business model to best position EDSI in the marketplace. EDSI has leveraged Forgeworks’ engine for launching and building companies to best position the Company as a next-generation market leader in the immersion-cooled data center technology space.

Competition

Our competition lies in immersion-cooled modular edge data center markets. We see our direct competitors as the below listed companies in that they invest and offer similar products and services independently. There are other entities which may also compete with us in certain aspect in these markets.

Submer: Submer was founded in 2015 and provides modular immersion-cooled data centers, along with other products, platforms, APIs, processes and installations that intend to move hyperscalers, colocation and key industries to new levels of efficiency and innovation. Submer offers its MicroPod, SmartPod, MegaPod modular datcenters and offers SmartCoolant liquid to a variety of industries, including rendering, gaming, colocation, education and research, hyperscalers, blockchain, government, banking and fintech, and telecommunications. Submer generated $14.5 Billion of sales in Fiscal Year 2021.

Green Revolution Cooling: Founded in 2009, GRC has developed single-phase immersion-cooling technology and offers ICEraQ®, ICEtank®, HashRaQ®, and HashTank® as its modular immersion-cooled data center products aimed at reduced up front capital costs, energy cost savings, rapid deployment and environmental resilience. GRC generated estimated revenues of $4.1 Million in 2021.

EdgeConneX: Founded in 2009, EdgeConneX is focused on driving next-generation data center innovation and helping customers define and deliver their own unique vision for the Edge networks. EdgeConneX delivers proximate data center solutions ranging from 40kW to 40MW or more and provides the scalable capacity, power, and connectivity to meet the growing demands of businesses and end users. Since late 2013, EdgeConneX has built over 40 data centers, including Edge Data Centers and a growing number of regional and hyperscale solutions across North America, Europe, and South America.

Markets

According to the IDC Data Age 2025 report, nearly 30% of data by 2025 will require real-time processing. Data consumption shows no signs of slowing down and this ever-increasing demand will need to be addressed at a hyper-local level. EDSI’s scalable high-density immersion-cooled technology solutions, which can be deployed rapidly and cost effectively with the ability to provide high density data delivery at the edge, are an effective method to roll out capacity and meet growing demand.

Industries that will benefit from low-latency technology with a lower carbon footprint include cryptocurrency mining, public and private cloud providers, data centers, high-performance computing providers, virtual desktop infrastructure providers, telecom, cybersecurity and disaster recovery providers, streaming providers, artificial intelligence innovators, colleges, hospitals, governments, and enterprise blockchain infrastructure providers.

Number of Persons Employed

As of March 31, 2022, we have approximately 10 total employees and contractors facilitating operations, including our executive officers and staff.

ITEM 1A. RISK FACTORS

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. DESCRIPTION OF PROPERTIES

Our mailing address is 3550 Lenox Road NE. 21st Floor Atlanta GA 30326. The Company does not hold any real property. The Company’s staff operate virtually via the internet.

ITEM 3. LEGAL PROCEEDINGS

To the best of our knowledge and belief, there is no pending legal action against the Company.

ITEM 4. MINE SAFETY DISCLOSURE.

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is currently listed on the OTC Pink Sheets as “EDGS”. As of December 31, 2021, there have been no public sales transactions, and there is currently no active market for the Company’s common stock.

Holders. As of March 31, 2022, there were approximately 159 holders of record of the common stock.

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

Pursuant to the board approval of future share issuances to officers and directors in 2020, the Company issued 125,000 common shares in 2021 to Delray Wannemacher, CEO, for services rendered.

Pursuant to the board approval of future share issuances to officers and directors in 2020, the Company issued 125,000 common shares in 2021 to Daniel Wong, President, for services rendered.

Pursuant to the board approval of future share issuances to officers and directors in 2020, the Company issued 125,000 common shares in 2021 to Austin Bosarge, Director, for services rendered.

Pursuant to an advisory agreement in effect in September 2020, the Company issued 50,000 common shares in 2021 to Joshua Holmes as compensation for services rendered.

Pursuant to a service agreement entered on September 17, 2020, the Company issued 25,000 common shares to Levi Volk in 2021 in exchange for services rendered.

Pursuant to a service agreement entered on April 23, 2021, the Company issued a total of 288,000 common shares to Avanzar Oak LLC d/b/a Forgeworks.

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

ITEM 6. [REMOVED AND RESERVED]

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

The independent registered public accounting firm’s report on the Company’s consolidated financial statements as of December 31, 2021 and 2020, and for the years ended December 31, 2021 and 2020, includes a “going concern” explanatory paragraph, that describes substantial doubt about the Company’s ability to continue as a going concern.

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

On August 30, 2018 the Company changed its name to Blockchain Holdings Capital Ventures, Inc.

On January 13, 2020, the Company changed its name to Edge Data Solutions, Inc.

Edge Data Solutions, Inc. (EDSI) believes it is poised to be an industry-leading edge data center and cloud infrastructure provider. EDSI’s proprietary Edge Performance Platform (EPP) allows us to deploy next-generation edge data centers where they are needed most. EDSI’s data centers provide next-generation immersion Cooling technology that improves performance, reduces energy costs and latency. Key industries we believe we can serve more computing power to include fintech, cloud gaming, telecom 5G, 3D/video/AI rendering, video streaming, remote desktop, IoT, autonomous vehicles. Centralized infrastructure facilities servicing multiple geographical areas encounter many issues with data latency, congestion and weak network connections. To address this, data processing is moving closer to the customer. EDSI offers green, low-cost, secure colocation and private data hosting to meet this demand for Edge data centers. EDSI plans to deploy to strategic locations based on demand for Tier 2 and Tier 3 cities outside the major metropolitans to underserved markets, supporting both edge customers and areas of projected growth. With the rise and proliferation of this technology adoption we plan to solidify our footprint by securing multiple locations across the US, while generating revenue from our operations. The modular design and ability to add additional data centers as needed, preserves up front capital allowing for rapid deployment and scalability as business demand increases.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. However, certain conditions raise substantial doubt about the Company’s ability to do so. New business opportunities may never emerge, and we may not be able to sufficiently fund the pursuit of new business opportunities should they arise.

As of December 31, 2021, we had $831,209 in cash on hand. Our current monthly cash requirement for basic operations is approximately $175,000, and the Company anticipates it will require significant additional sales or capital to fully execute our business plan. We are currently dependent on the successful generation of sufficiently profitable sales and on necessary capital to continue to operate. While we have generated sales, there can be no guarantee that we will continue to generate sales, generate sufficient cash or raise sufficient capital to continue to fund operations.

PLAN OF OPERATIONS

During 2021, we commenced sales of our Edge Performance Platform, including data center infrastructure, equipment and services, and have continued to generate these sales. There can be no assurances that these sales will continue or that customers will execute upon their commitments to purchase our solutions. EDSI’s business is young and may also be adversely affected by issues with product, supply chain challenges, operational issues, and competition.

We are currently seeking to grow our customer base and to increase our current customers’ reliance on and usage of our resources. Further, we are seeking to expand into the sale and resale of modular data centers and related infrastructure and equipment. While our efforts have generated limited revenue and gross profit, there can be no assurances that these efforts will be successful or produce sufficient income or cash inflows from operations. As a result, we are dependent upon additional sales that generate sufficient profit and may require additional capital from investors to finance our operations and continue as a going concern.

Our goals for the next year are as follows:

●	Significantly grow sales through our current partnerships and customer relationships
●	Enhance the profitability of current data center sales
●	Develop new products and services
●	Establish strategic revenue-generating partnerships

APPLICATION OF FUNDS (1)

The following represents our estimated use of cash for operations over the next year to fully implement our business plan in addition to our current operations.

Item	Amount (1)
Go-to-market sales, marketing, branding, events	$1,128,000
General, administrative, and public company costs	1,374,000
Research, product and software development	406,000
Solutions delivery staffing and other costs	216,000
Capital investment in joint ventures and testing facilities	276,000
Total	$3,400,000

We expect to expend funds from operations and capital on a quarterly basis, as follows:

Period	Amount (1)
Q1 2022	$1,541,000
Q2 2022	809,000
Q3 2022	525,000
Q4 2022	525,000
Total Cash Required	$3,400,000

(1)	All budget-related items listed are estimates that may change at the discretion of management, depending on business needs and priorities and available capital.

The Company may change any or all of the budget categories in the execution of its business model. None of the line items are to be considered fixed or unchangeable. The Company may need substantial additional revenues and/or capital to fully implement its business plan and support its budget.

OFF BALANCE SHEET ARRANGEMENTS

In 2021, management entered informal agreements to co-fund 50% of the capital expenditures, including equipment, leasehold improvements and other similar costs, for immersion-cooled data center test sites with one of its customers. As of December 31, 2021, the Company had not yet expended its portion of the cash and thus excluded its share of costs from the investments section of the balance sheet. In February 2022, the Company remitted $54,575, representing 50% of $109,950 in leasehold improvements, electrical and mechanical costs, to the entity that controls the property.

Management has not identified any other material off balance sheet arrangements.

Results of Operations for the Years Ended December 31, 2021 and 2020

During the years ended December 31, 2021 and 2020, the Company generated total net revenues of 1,566,617 and $34,670 and incurred associated costs of $1,207,151 and $24,092, for gross profit of $359,466 and $10,578, all respectively, representing increases of $1,531,947 (4,419%), $1,183,059 (4,911%) and $348,888 (3,299%), all respectively, due to new sales of its Edge Performance Platform solutions in 2021. While the Company generated revenue in 2021, the customer base is heavily concentrated, volume is limited, and there can be no guarantee of future revenues or growth.

During the years ended December 31, 2021 and 2020, the Company incurred $64,072 and $1,059, respectively, of sales and marketing expenses and $587,947 and $221,942, respectively, of general and administrative costs, including consulting fees, professional services fees and other administrative costs. Sales and marketing costs increased by $63,013, or 5,950%, as a result of commissions paid. General and administrative costs increased by $366,005, or 165%, primarily due to executive bonuses.

During the years ended December 31, 2021 and 2020, the Company incurred depreciation expense of $28,396 and $17,519, respectively, with the increase being a result of ongoing depreciation on equipment purchased in prior periods.

During 2021 and 2020, the Company recognized $159,220 and $381,900 of stock-based compensation expense, respectively, from the issuance of its common shares to executives, consultants, and advisors. The Company also paid total compensation of $359,145 to the CEO and $280,000 to its President in 2020, as compared to $90,000 and $84,040, respectively in 2020, for increases of $269,145 and $195,960, respectively.

During the year ended December 31, 2021, the Company recognized $122,732 of interest expense, as compared to $66,135 for the year ended December 31, 2020. The increase of $56,597 or 86%, is primarily attributable to the accrual of interest on significant new convertible debt issuances in 2020 and also includes interest charges incurred by related parties who paid expenses on behalf of the Company.

Aside from interest expense, during the years ended December 31, 2021 and 2020, the Company recognized net other income of $12,971 and $1,081, respectively, for an increase of $11,890 or 1,100%. The change was driven by cryptocurrency mining and selling activities and impairment losses during 2021.

As a result, the Company incurred net operating losses of $929,075 and $850,936 for years ended December 31, 2021 and 2020, respectively, for an increase of $78,139, or 9%, to net losses. This change was primarily a result of increased stock-based compensation and increases in executive compensation, offset by new sales.

Liquidity and Capital Resources

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

As discussed in Note 7 to the financial statements, the Company defaulted on $749,500 of these notes, as amended. In February 2022, the Company cured the default on $649,500 of convertible debt and associated accrued interest through (a) repayment of a $100,000 note and (b) conversion of $549,500 of convertible notes. As of the date of this filing, management is negotiating an extension on the remaining $100,000 of convertible debt.

During the twelve months ending December 31, 2022, the Company estimates it will need approximately $3,400,000 to continue to implement its business plan and operations. The Company currently generates revenues from its data center offerings. However, there can be no assurances that the Company will be successful in its efforts to generate enough sufficiently profitable sales and growth to continue current operations and to fully implement its business plan. Other than the foregoing, the Company is not currently aware of any significant trends, events or uncertainties that have had, or are reasonably expected to have, a material impact on sales or income from continuing operations, or liquidity and capital resources.

Short Term

On a short-term basis, we anticipate continued generation of data center infrastructure and equipment revenues. Based on prior history, we anticipate that short-term sales may be insufficient to satisfy current and future liabilities as we continue to pursue expansion of our current customer base and product and service offerings.

No commitments to provide additional funds have been made by our management or other stockholders. Accordingly, there can be no assurance that any additional funds will be available to us to allow it to cover our expenses as they may be incurred, in the event that profits are insufficient to fund operations.

Capital Resources

Our capital resources currently consist of cash, convertible debt financing, and the sale of equity subscriptions.

Need for Additional Financing

While we have sufficient capital to meet our near-term obligations, there can be no assurances that we will generate sufficient revenues and profits to fund operations. Our capital is currently insufficient to fully execute upon our business plan. We plan to seek debt or equity financing to cover such cash needs, which we anticipate will significantly increase to execute on the business plan.

Within the next twelve months, we will need to generate profits of or raise an additional $1 million in financing to continue operations. To fully execute upon our business plan, we estimate that we will need approximately $10 million to fully execute on our business plan.

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

Revenue Recognition

The Company recognizes revenue under ASC 606, using the following five-step model, which requires that the Company: (1) identify a contract with the customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to performance obligations and (5) recognize revenue as performance obligations are satisfied. The Company’s current and anticipated revenue streams consist of:

1.	Data center infrastructure and equipment sales – The Company resells immersion-cooled data center products, equipment and project management services.
2.	Computing – The Company owns and operates high performance servers to provide hardware acceleration for rendering farms to process 3D and video rendering and gaming. In addition, these multi-purpose servers produce revenue from mining when the servers are not processing other jobs to ensure zero idle time and have the ability to run AI and HPC processing as well.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Edge Data Solutions, Inc.

A Delaware Corporation

Financial Statements and Report of Independent Registered Public Accounting Firm

As of December 31, 2021 and 2020 and for the
Years Ended December 31, 2021 and 2020

Edge Data Solutions, Inc.

18

Your Vision Our Focus

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Edge Data Solutions, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Edge Data Solutions, Inc. (the “Company”) as of December 31, 2021 and 2020 and the related statements of operations, changes in stockholders’ deficiency and cash flows for the years ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the year ended, in conformity with accounting principles generally accepted in the United States of America.

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

INTERNATIONAL ASSOCIATION OF ACCOUNTANTS AND AUDITORS

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

/s/ Turner, Stone & Company, L.L.P.

Dallas, Texas

March 31, 2022

We have served as the Company’s auditor since 2019.

Turner, Stone & Company, L.L.P.

Accountants and Consultants

12700 Park Central Drive, Suite 1400

Dallas, Texas 75251

Telephone: 972-239-1660 ⁄ Facsimile: 972-239-1665

Toll Free: 877-853-4195

Web site: turnerstone.com

EDGE DATA SOLUTIONS, INC.

BALANCE SHEETS

As of December 31, 2021 and 2020

	As of
	December 31, 2021	December 31, 2020

ASSETS
Current Assets:
Cash and cash equivalents	$831,209	$80,368
Accounts receivable	2,781	651
Deposits	2,161,683	46,122
Inventory	11,530	-
Crypto assets held	3,940	1,197
Other current assets	6,021	4,668
Prepaid expense	13,806	4,409
Total Current Assets	3,030,970	137,415

Non-Current Assets:
Right of use asset - finance lease	16,206	29,171
Property and equipment, net	40,248	67,492
Security deposit	7,753	7,753
Total Non-Current Assets	64,207	104,416

TOTAL ASSETS	$3,095,177	$241,831

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities:
Accounts payable	$186,523	$118,608
Accrued liabilities	451,944	45,548
Customer deposits	3,197,990	-
Deferred revenue	9,478	1,035
Convertible notes payable, short-term	749,500	720,000
Advances from related parties	11,968	51,510
Lease liability - finance, current portion	17,389	15,703
Accrued compensation - related party	-	35,000
Total Current Liabilities	4,624,792	987,404

Non-Current Liabilities:
Lease liability - finance, non-current portion	2,543	16,730
Total Non-Current Liabilities	2,543	16,730

Total Liabilities	4,627,335	1,004,134

Commitments and Contingencies (Note 9)	-	-

Stockholders’ Deficiency:
Class A super majority voting preferred stock, $0.001 par value; 10,000,000 shares authorized, 7,000,000 issued and outstanding with liquidation preference of $26,317 as of each, December 31, 2021 and December 31, 2020.	7,000	7,000
Class C convertible preferred non-voting stock, $0.001 par value,10,000,000 shares authorized, 7,000,000 issued and outstanding with liquidation preference of $3,500 as of each, December 31, 2021 and December 31, 2020.	7,000	7,000

Common stock, $0.0001 par value; 150,000,000 shares authorized, 9,159,079 and 8,321,079 issued and outstanding as of December 31, 2021 and December 31, 2020, respectively.	916	832
Additional paid-in capital	792,635	633,499
Accumulated deficit	(2,339,709)	(1,410,634)
Total Stockholders’ Deficiency	(1,532,158)	(762,303)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$3,095,177	$241,831

See accompanying notes, which are an integral part of these financial statements.

EDGE DATA SOLUTIONS, INC.

STATEMENT OF OPERATIONS

For the Years Ended December 31, 2021 and 2020

	For the Year Ended December 31,
	2021	2020

Revenues:
Data center infrastructure and equipment sales, net	$1,537,060	$-
Computing revenues, net	29,557	34,670
Total Revenue	1,566,617	34,670

Cost of data center infrastructure sales	(1,177,668)	-
Cost of computing revenues	(29,483)	(24,092)
Total Cost of Revenue	(1,207,151)	(24,092)

Gross Margin	359,466	10,578

Operating Expenses:
Sales and marketing	64,072	1,059
General and administrative	587,947	221,942
Compensation - related party	339,145	174,040
Stock-based compensation expense	159,220	381,900
Depreciation expense	28,396	17,519
Total Operating Expenses	1,178,780	796,460

(Loss) from operations	(819,314)	(785,882)

Other Income/(Expense):
Interest expense	(122,732)	(66,135)
Loss on termination of prospective acquisition	-	(23,000)
Gain on debt forgiveness	-	12,250
Gain on disposal of equipment	-	4,965
Cryptocurrency mining income	16,972	4,847
(Loss)/Gain on disposal of cryptocurrency	(2,807)	1,018
Impairment of crypto assets held	(1,194)	-
Small business grant income	-	1,001
Total Other Income/(Expense)	(109,761)	(65,054)

Net Loss	$(929,075)	$(850,936)

Net Loss per share (basic and diluted)	$(0.11)	$(0.12)

Weighted average number of common shares outstanding	8,679,978	7,274,701

See accompanying notes, which are an integral part of these financial statements.

EDGE DATA SOLUTIONS, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICICIENCY

For the Years Ended December 31, 2021 and 2020

	Common Stock		Class A Preferred		Class C Convertible Preferred		Additional
							Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficiency
Balance, December 31, 2019	5,651,217	$565	7,000,000	$7,000	7,000,000	$7,000	$55,817	$(559,698)	$(489,316)

Debt conversions into equity units	427,862	43					106,923		106,966
Subscriptions to equity units	200,000	20					49,980		50,000
Common shares issued as compensation	2,010,000	201					381,699		381,900
Related party debt forgiveness							33,000		33,000
Issuance of common stock for equipment	32,000	3					6,080		6,083
Net loss								(850,936)	(850,936)
Balance, December 31, 2020	8,321,079	$832	7,000,000	$7,000	7,000,000	$7,000	$633,499	$(1,410,634)	$(762,303)

Common shares issued as compensation	838,000	84					159,136		159,220
Net loss								(929,075)	(929,075)
Balance, December 31, 2021	9,159,079	$916	7,000,000	$7,000	7,000,000	$7,000	$792,635	$(2,339,709)	$(1,532,158)

See accompanying notes, which are an integral part of these financial statements.

EDGE DATA SOLUTIONS, INC.

STATEMENT OF CASH FLOWS

For the Years Ended December 31, 2021 and 2020

	For the Year Ended December 31,
	2021	2020

Cash Flows from Operating Activities
Net Loss	$(929,075)	$(850,936)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation	28,396	17,519
Gain on disposal of equipment	-	(4,965)
Stock-based compensation	159,220	381,900
Loss on prospective acquisition	-	23,000
Gain on debt forgiveness	-	(12,250)
Changes in operating assets and liabilities:
Change in accounts receivable	(2,130)	(651)
Change in deposits	(2,115,561)	(46,122)
Change in crypto assets held	(2,743)	(1,197)
Change in inventory	(11,530)	-
Change in finance lease assets and liabilities	15,969	12,980
Change in other current assets	(1,353)	(4,668)
Change in prepaid expenses	(9,397)	(4,409)
Change in security deposits	-	(7,753)
Change in accounts payable	67,915	498
Change in accrued compensation - related party	(35,000)	(6,000)
Change in accrued liabilities	435,896	34,568
Change in customer deposits	3,197,990	-
Change in deferred revenue	8,443	1,035
Change in accrued interest related to note conversions	-	6,966
Net Cash Provided by/(Used in) Operating Activities	807,040	(460,485)

Cash Flows from Investing Activities
Purchase of property and equipment	(1,152)	(84,133)
Proceeds from disposal of property and equipment	-	10,170
Deposits on prospective acquisition	-	(23,000)
Net Cash (Used in) Investing Activities	(1,152)	(96,963)

Cash Flows from Financing Activities
Proceeds from issuance of short-term convertible debt	-	620,000
Related party advances	86,091	174,570
Repayment of related party advances	(125,633)	(211,489)
Payments on finance lease	(15,505)	(9,718)
Sale of equity units	-	50,000
Net Cash Provided by/(Used in) Financing Activities	(55,047)	623,363

Net Change In Cash	750,841	65,915

Cash at Beginning of Period	80,368	14,453
Cash at End of Period	$831,209	$80,368

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$17,081	$22,698
Cash paid for taxes	$-	$-
Convertible debt principal and accrued interest converted to equity units	$-	$106,966
Issuance of common stock for equipment purchases	$-	$6,083
Reclassification of accrued interest to principal on amended and restated convertible debt	$29,500	$-

Supplemental Disclosure of Non-Cash Financing Activities
Forgiveness of related party debt	$-	$33,000

See accompanying notes, which are an integral part of these financial statements.

EDGE DATA SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS

As of December 31, 2021 and 2020 and for the Years then Ended

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

On August 30, 2018, the Company changed its name to Blockchain Holdings Capital Ventures, Inc.

On January 13, 2020, the Company changed its name to Edge Data Solutions, Inc.

Business description

Edge Data Solutions, Inc. (EDSI) believes it is poised to be an industry-leading edge data center and cloud infrastructure provider. EDSI’s proprietary Edge Performance Platform (EPP) allows us to deploy next-generation edge data centers where they are needed most. EDSI’s data centers provide next-generation immersion Cooling technology that improves performance, reduces energy costs and latency. Key industries we believe we can serve more computing power to include fintech, cloud gaming, telecom 5G, 3D/video/AI rendering, video streaming, remote desktop, IoT, autonomous vehicles. Centralized infrastructure facilities servicing multiple geographical areas encounter many issues with data latency, congestion and weak network connections. To address this, data processing is moving closer to the customer. EDSI offers green, low-cost, secure colocation and private data hosting to meet this demand for Edge data centers. EDSI plans to deploy to strategic locations based on demand for Tier 2 and Tier 3 cities outside the major metropolitans to underserved markets, supporting both edge customers and areas of projected growth. With the rise and proliferation of this technology adoption we plan to solidify our footprint by securing multiple locations across the US, while generating revenue from our operations. The modular design and ability to add additional data centers as needed, preserves up front capital allowing for rapid deployment and scalability as business demand increases.

EDGE DATA SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS

As of December 31, 2021 and 2020 and for the Years then Ended

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

Cash Equivalents and Concentration of Cash Balance

The Company considers all highly liquid securities with an original maturity of less than three months to be cash equivalents. The Company’s cash and cash equivalents in bank deposit accounts, at times, may exceed federally insured limits. As of December 31, 2021 and 2020, the Company’s cash balances exceeded insurance limits by $581,209 and $0, respectively.

EDGE DATA SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS

As of December 31, 2021 and 2020 and for the Years then Ended

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

As of December 31, 2021, the Company’s had $11,530 of inventory and had outstanding deposits of $2,161,683 with vendors for the purchase of equipment for resale to customers. As of December 31, 2021, these deposits consist of:

●	$34,000 of equipment in transit and not yet delivered
●	$2,127,683 of equipment in production and not yet shipped or delivered to customers

As of December 31, 2021, remaining costs of in-production equipment not yet shipped totaled $3,951,547. Terms with the Company’s vendors call for full payment prior to shipment when equipment is ready for delivery.

Property and Equipment

Property and equipment are stated at cost net of accumulated depreciation and amortization, and accumulated impairment, if any. Depreciation and amortization of property and equipment is provided using the straight-line method over estimated useful lives, which are all currently estimated at three years.

As of December 31, 2021, the Company’s property and equipment consisted of $84,133 of servers and other computing equipment, net of $16,641 of accumulated depreciation. Depreciation expense for year ended December 31, 2021 and 2020 was $28,396 and $17,519, respectively.

Long-Lived Assets

The Company evaluates the recoverability of its long-lived assets whenever events or changes in circumstances have indicated that an asset may not be recoverable. Long-lived assets are grouped with other assets at the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. If the sum of the projected undiscounted cash flows is less than the carrying value of the assets, the assets are written down to the estimated fair value. As of December 31, 2021, the Company determined that its long-lived assets have not been impaired.

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

EDGE DATA SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS

As of December 31, 2021 and 2020 and for the Years then Ended

Revenue Recognition

Revenue Recognition

The Company recognizes revenue under ASC 606, using the following five-step model, which requires that the Company: (1) identify a contract with the customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to performance obligations and (5) recognize revenue as performance obligations are satisfied. The Company’s current and anticipated revenue streams consist of:

1.	Data center infrastructure and equipment sales – The Company resells immersion-cooled data center products, equipment and project management services. Performance obligations include:

	●	Delivery of physical products
	●	Provision of any agreed-upon project management and other services
	●	Conclusion of defined period for any support services

2.	Computing – The Company owns and operates high performance servers to provide hardware acceleration for rendering farms to process 3D and video rendering and gaming. In addition, these multi-purpose servers produce revenue from mining when the servers are not processing other jobs to ensure zero idle time and have the ability to run AI and HPC processing as well. The Company’s performance obligation with respect to computing revenue is the provision of specified computing services to the client.

During the years ended December 31, 2021 and 2020, the Company recognized $29,557 and $34,670 of revenue from its customers’ usage of computing credits, with associated costs of $46,525 and 24,092, all respectively. The Company further recognized a deferred revenue liability of $9,478 and $1,035, respectively for prepaid usage credits not yet used by its customers as of December 31, 2021 and 2020, respectively.

As of December 31, 2021, the Company recognized $3,197,990 in deposits representing cash paid by customers for data center infrastructure products to be delivered in subsequent periods and had corresponding deposits with vendors of $2,161,683 for product to be delivered.

Crypto Assets Held

The crypto assets held by the Company are accounted for as intangible assets with indefinite useful lives and are initially measured at cost. Crypto assets accounted for as intangible assets are not amortized, but assessed for impairment annually, or more frequently, when events or changes in circumstances occur indicating that it is more likely than not that the indefinite-lived asset is impaired. Impairment exists when the carrying amount exceeds its fair value, which is measured using the quoted price of the crypto asset at the time its fair value is being measured. Impairment expense is reflected in other operating expense in the consolidated statements of operations. The Company assigns costs to transactions on a first-in, first-out basis.

As of December 31, 2021 and 2020, the carrying value of crypto assets held by the Company was $3,940 and $1,197, respectively.

Cryptocurrency Income

The Company records cryptocurrency generated, net of fees and valuation adjustments, as other income and classifies the cryptocurrency as crypto assets held at cost in its balance sheets. When the company sells its cryptocurrencies, it recognizes a gain or loss for the difference between original cost and the selling price, net of fees.

During the year ended December 31, 2020, the Company recognized $4,847 of cryptocurrency mining income, and gains of $1,018 on the sale of cryptocurrency.

During the year ended December 31, 2021, the Company recognized $16,972 of cryptocurrency mining income, losses of $2,807 on the sale of cryptocurrency and an impairment loss of $1,194 on cryptocurrencies held due to fair market value falling below original cost.

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

EDGE DATA SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS

As of December 31, 2021 and 2020 and for the Years then Ended

NOTE 3: GOING CONCERN

As shown in the accompanying financial statements as of December 31, 2021, the Company had $831,209 of cash and $3,030,970 of current assets, as compared to total current liabilities of $4,624,792, has incurred substantial operating losses, and had an accumulated deficit of $2,339,709. Furthermore, the Company’s revenue history is limited, and there can be no assurances of future revenues or sufficient profits to fund operations.

Given these factors, the Company may require financing from outside parties, and management intends to pursue outside capital through debt and equity vehicles. There is no assurance that these efforts will materialize or be successful or sufficient to fund operations and meet obligations as they come due.

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

EDGE DATA SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS

As of December 31, 2021 and 2020 and for the Years then Ended

As of December 31, 2021, the Company was authorized to issue 150,000,000 shares of common stock. All common stock shares have full dividend and voting rights. However, it is not anticipated that the Company will be declaring dividends in the foreseeable future.

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

Risk-free interest rate	1.44%-1.51%
Expected life of warrants	3 years
Annualized volatility	60%
Dividend rate	0%

The following table sets forth the Company’s warrant activity through December 31, 2021:

	Warrants	Shares Under Warrant	Term	Exercise Price	Remaining Life
Balance, December 31, 2020	-	-

Warrants issued with equity units	627,862	1,255,724	3 years	$0.50

Balance, December 31, 2021	627,862	1,255,724

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

In June 2020, the Board authorized the issuance of 125,000 common shares each to the CEO (Delray Wannemacher), President (Daniel Wong) and a Director (Austin Bosarge) on July 1, 2021 and July 1, 2022 for services rendered. Accordingly, the Company issued 375,000 common shares, resulting in stock-based compensation expense of $71,250.

Pursuant to consulting and advisory agreements, the Company issued 313,000 common shares due to consultants and 50,000 common shares to an advisor for services rendered in September 2021, resulting in compensation expense of $59,470 and $9,500, respectively.

Outstanding Shares

As of December 31, 2021, the Company had 9,159,079 common shares outstanding.

As of December 31, 2021, 7,000,000 shares of Class A Preferred Stock and 7,000,000 shares of Class C Preferred Stock were issued and outstanding and are held by the Company’s CEO and President.

EDGE DATA SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS

As of December 31, 2021 and 2020 and for the Years then Ended

NOTE 5: ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable consisted of $74,434 of liabilities incurred by the issuer prior to the merger as of each December 31, 2021 and 2020. The remaining accounts payable of $112,089 and $44,174 as of December 31, 2021 and 2020, respectively, consisted of amounts due for professional services and various other general and administrative expenses incurred after the acquisition.

As of December 31, 2021 and 2020, accrued liabilities consisted of the following:

	As of December 31,
	2021	2020
State and local tax liabilities	$201,559	$1,811
Accrued interest	119,889	43,737
Payroll liabilities	117,976	-
Accrued expenses	6,967	-
Accrued commissions	5,553	-

Total accrued liabilities	$451,944	$45,548

As of December 31, 2021 and 2020, there was $0 and $0 and $5,000 and $30,000 of accrued compensation due to entities controlled by the CEO and President, all respectively.

NOTE 6: RELATED PARTY TRANSACTIONS

During the year ended December 31, 2020, the Company paid out previously accrued consulting fees payable to the CEO and President of $22,000 and $19,000, respectively, recognized $90,000 and $84,039 of current compensation expense, and paid $6,600 and $3,909 in health insurance premiums for the CEO and President, all respectively.

During the year ended December 31, 2021, the Company paid out previously accrued consulting fees of $5,000 and $30,000, along with current period compensation of $209,145 and $30,000 to entities controlled by the CEO and President, for management services, all respectively. Furthermore the Company paid the CEO and President bonuses of $150,000 each.

The Company did not have consulting or employment agreements with these individuals or their entities, and as a result, these fees fluctuated from time to time. While the Company believed these individuals were appropriately classified as contractors during the respective periods and has accordingly neither paid nor accrued payroll taxes, these payments through December 31, 2021 may result in future tax liabilities should the Internal Revenue Service deem these individuals to be employees.

On December 31, 2021, the Board of Directors appointed Paul Manos as the Company’s interim CFO for compensation of $10,000 monthly and subsequently increased compensation to $12,500 per month. The Board of Directors also established salaries of $275,000 and $210,000 per year for the CEO and President and subsequently increased compensation to $385,000 and $310,000 per year, respectively.

As of December 31, 2021 and 2020, the Company owed $0, $0, $5,000 and $30,000 of outstanding compensation to the CEO and President, all respectively.

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

During the year ended December 31, 2021, the Company’s CEO, President, and Interim CFO paid expenses on behalf of the Company totaling $72,634, $13,458 and $1,504, and the Company repaid $120,985, $4,648 and $208 of related party advances, respectively.

As of December 31, 2021 and 2020, the Company was indebted to the CEO for $3,158 and $51,510, to the President for $8,810 and $0, and to the Interim CFO for $1,296 and $0, all respectively, for expenses paid on behalf of the company.

EDGE DATA SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS

As of December 31, 2021 and 2020 and for the Years then Ended

NOTE 7: CONVERTIBLE NOTES

In November 2019, the Company issued a convertible note for $100,000. This note matured one year from execution and accrued interest at a rate of 10% per annum. Conversion terms call for conversion of principal and accrued interest at 70% of the stock price upon closing any offering resulting in aggregate financing of at least $1,000,000. On February 2, 2021, the parties amended the convertible note, resulting in (a) interest accruing at 15% per annum and (b) extended maturity through February 2022. As amended, conversion terms called for conversion to common stock at $0.35 per share at the Holder’s option, or in the event of an equity offering of at least $1 million in aggregate at the lesser of (a) 70% of the offering price, (b) $0.50 per share.

In January 2020, two individuals converted a total of $100,000 of outstanding principal and $6,966 of accrued interest into 427,862 equity units, each consisting of one common share and a three-year warrant to purchase two shares of common stock at $0.50 per share, in connection with additional subscriptions totaling $50,000 to purchase 200,000 of these equity units.

In February 2020, the Company issued two short-term convertible notes for total proceeds of $110,000. These notes mature one year from execution and accrue interest at a rate of 10% per annum. Conversion terms originally called for conversion of principal and accrued interest at 70% of the stock price upon closing any offering resulting in aggregate financing of at least $1,000,000. On September 14, 2021, the parties amended one of these convertible notes having original principal of $100,000, resulting in (a) the reclassification of $10,000 of accrued interest to principal, (b) the accrual of 15% interest on the amended principal of $110,000, and (c) a new maturity date of December 31, 2021. Terms of the Amended and Restated Convertible Note called for conversion upon closing of any aggregated equity offering of at least $1 million at the lesser of (a) $0.35 per share or (b) 80% of the price per common share of the offering.

In April 2020, the Company issued three short-term convertible notes for total proceeds of $150,000. These notes mature one year from execution and accrue interest at rates ranging from 10-12% per annum. Conversion terms call for conversion of principal and accrued interest at 70% of the stock price upon closing any offering resulting in aggregate financing of at least $1,000,000. In September 2021, the parties amended two of these convertible notes totaling $100,000, resulting in (a) the reclassification of $11,000 of accrued interest to principal, (b) the accrual of 15% interest on the amended principal of $111,000, and (c) a new maturity date of December 31, 2021. Terms of the Amended and Restated Convertible Note called for conversion upon closing of any aggregated equity offering of at least $1 million at the lesser of (a) $0.35 per share or (b) 80% of the price per common share of the offering.

In June 2020, the Company issued another short-term convertible note for total proceeds of $50,000. This note matures one year from execution and accrues interest at 12% per annum. Conversion terms call for conversion of principal and accrued interest at 70% of the stock price upon closing any offering resulting in aggregate financing of at least $1,000,000. On September 3, 2021, the parties amended the note, resulting in (a) the reclassification of $6,000 of accrued interest to principal, (b) the accrual of 15% interest on the amended principal of $56,000, and (c) a new maturity date of December 31, 2021. Terms of the Amended and Restated Convertible Note called for conversion upon closing of any aggregated equity offering of at least $1 million at the lesser of (a) $0.35 per share or (b) 80% of the price per common share of the offering.

In July 2020, the Company issued a short-term convertible note for total proceeds of $25,000. This note matures one year from execution and accrues interest at 10% per annum. Conversion terms call for conversion of principal and accrued interest at 85% of the stock price upon closing any offering resulting in aggregate financing of at least $1,000,000.

In August 2020, the Company issued a short-term convertible note for total proceeds of $100,000. This note matures one year from execution and accrues interest at 10% per annum. Conversion terms call for conversion of principal and accrued interest at 85% of the stock price upon closing any offering resulting in aggregate financing of at least $1,000,000. On February 4, 2021, the parties amended the convertible note, resulting in (a) interest accruing at 15% per annum and (b) extended maturity through August 2021. As amended, conversion terms called for conversion to common stock at $0.35 per share at the Holder’s option, or in the event of an equity offering of at least $1 million in aggregate at the lesser of (a) 70% of the offering price, (b) $0.50 per share.

In August 2020, the Company issued two short-term convertible notes totaling $75,000. The notes mature one year from execution and accrue interest at 10% per annum. Conversion terms call for conversion of principal and accrued interest at the lesser of (i) 70% of the stock price or (ii) $0.50 per share, upon closing any offering resulting in aggregate financing of at least $1,000,000. On September 14, 2021, the parties amended one of these convertible note having original principal of $25,000, resulting in (a) the reclassification of $2,500 of accrued interest to principal, (b) the accrual of 15% interest on the amended principal of $27,500, and (c) a new maturity date of December 31, 2021. Terms of the Amended and Restated Convertible Note called for conversion upon closing of any aggregated equity offering of at least $1 million at the lesser of (a) $0.35 per share or (b) 80% of the price per common share of the offering.

In December 2020, the Company issued five short-term convertible notes totaling $110,000. The notes mature one year from execution and accrue interest at 15% per annum. Conversion terms call for conversion of principal and accrued interest at the lesser of (i) 70% of the stock price or (ii) $0.50 per share, upon closing any offering resulting in aggregate financing of at least $1,000,000.

During the year ended 2021, the Company determined that all notes were in default and accrued default interest at 15% per annum while it worked with the noteholders to address the defaults.

The Company evaluated the convertible notes in light of ASC 470 and determined that a beneficial conversion feature exists, due to the fixed discount on conversion established in the notes. However, given the contingent nature and lack of a market for the Company’s stock and no imminent conversion events, the Company concluded that such a feature would be trivial in value and allocated the full principal amount to the convertible note liability.

Furthermore, the Company evaluated whether the features in these notes constitute embedded derivatives and should therefore be accounted for under ASC 815 – Derivatives and Hedging and has determined that there are no embedded derivatives.

During the years ended December 31, 2021 and 2020, the Company recognized $105,651 and $43,437 of interest expense on convertible debt, respectively. As of December 31, 2021 and 2020, accrued interest on convertible debt was $149,389 and $43,737, net of converted interest of $0 and $6,966 during the years then ended, respectively.

As of December 31, 2021, the Company was in default on $345,000 of its convertible notes, and subsequently, the Company was in default on the remaining $404,500 notes, as amended. As further discussed below, the Company cured the default on (a) a $100,000 convertible note by repaying outstanding balances in full on February 15, 2022 and (b) $549,500 of convertible notes through conversion on February 28, 2022. As of the date of this filing, the Company is currently negotiating extended terms with the Holder of the remaining $100,000 note in default.

Subsequently, on February 15, 2022, the Company repaid the entire outstanding balance of $118,725 on a convertible note, consisting of $100,000 original principal and $18,725 of accrued interest.

On February 28, 2022, convertible debtholders converted a total of $624,752, consisting of $549,500 of amended principal and $75,252 of accrued interest, into 1,824,751 equity units at a rate of $0.35 per unit. Each unit consists of one (1) share of Common Stock and one (1) Class B Warrant. Holders of Class B Warrants are entitled to purchase one (1) share of Common Stock at a strike price of $1.00 within three years of the issuance date.

EDGE DATA SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS

As of December 31, 2021 and 2020 and for the Years then Ended

NOTE 8: INCOME TAX

The Company recorded no deferred income tax provision or benefit for the years ended December 31, 2021 or 2020, because the Company believes it is more likely than not that net operating loss carryforwards will not be utilized in the near future due to net losses. The Company has generated no taxable income. The income tax provision (benefit) differs from the amount computed by applying the U.S. Federal income tax rate of 21% plus applicable state rates to the loss before income taxes due to the unrecognized benefit resulting from the Company’s valuation allowance, as well as due to nondeductible expenses. The Company’s blended tax rate of 21% currently consists of 21% for U.S. Federal income tax and 0% for Delaware state income taxes. The following tables set forth the Company’s analysis of its deferred tax assets and related valuation allowances:

Income Tax Valuation Allowance

As of
December 31, 2021

Net loss before income taxes	$(929,075)
Adjustments to net loss:
Permanent book-tax differences:
IRS deduction limitations	1,747
Net taxable income (loss)	(927,328)
Income tax rate	21%
Income tax recovery	(194,739)

Valuation allowance change	194,739

Provision for income taxes	$-

Components of Deferred Income Tax Assets

	As of
	December 31, 2021	December 31, 2020
Net operating loss carryforward	$336,983	$209,116
Temporary differences – stock compensation	33,436	80,199
Valuation allowance	(370,419)	(289,315)
Net deferred income tax asset	$-	$-

NOTE 9: CONCENTRATIONS, COMMITMENTS AND CONTINGENCIES

During the year ended December 31, 2021, three customers comprised 76% of data center revenues:

●	Customer A: 39%
●	Customer B: 33%
●	Customer C: 15%

Three vendors also comprised 78% of the Company’s data center equipment and infrastructure purchases:

●	Vendor A: 48%
●	Vendor B: 20%
●	Vendor C: 11%

The loss of or disruption to the Company’s relationships with these customers or vendors may be detrimental to the Company’s operations. Management has determined that no other significant concentrations, commitments, or contingencies existed as of December 31, 2021.

EDGE DATA SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS

As of December 31, 2021 and 2020 and for the Years then Ended

NOTE 10: SIGNIFICANT AGREEMENTS

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

On August 31, 2020, the Company engaged CIM Securities, LLC (“CIM”) as a financial advisor and its exclusive lead placement agent for the securities offering announced on October 13, 2020. The agreement called for cash advisory fees of $15,000 and the reimbursement of expenses and up to $5,000 in legal fees, among other fees. The parties terminated the agreement in March 2021.

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

On December 2, 2021, the Company entered into an agreement with a customer, under which EDSI will supply data center equipment and related components, along with optional project management services.

The total sale price of $9,074,100 and applicable sales taxes is receivable on the following schedule:

●	$2,990,564 is due upon execution.
●	$2,840,564 plus applicable sales tax, is due 30 days from execution.
●	$3,787,418 is due prior to final shipment of the equipment.

Delivery commitments under this agreement range from 3-19 weeks from the date of execution, and the agreement provides for penalties paid by Company of $5,000 for each day in the event deliveries are ten or more days late and penalties of $10,000 per day after fifteen days past the estimated delivery date. Certain portions of the equipment have been delivered beyond the original 19-week window due to unforeseen logistics and collections delays, but management anticipates no actual penalties will result.

Under this agreement, EDSI warrants that the failure rate for miners in the liquid immersion-cooling system will not materially exceed that of miners in an air-cooled system. In the event that the cause of miner failures within three years of the date of delivery is proximally linked to the liquid immersion cooling systems, EDSI is liable to the Customer for liquidated damages equal to the purchase price less accumulated depreciation to date based on a five-year schedule. Management is currently evaluating estimates and any accounting impacts to future periods of this arrangement.

Through the date of this filing, the Company has collected $8,390,308, and the Company anticipates delivery of the equipment will conclude in April 2022.

NOTE 11: FINANCE LEASE

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

During the year ended December 31, 2021, the Company paid a total of $15,505, including $12,500 of principal and $3,005 of interest, to the lessor and recognized $10,247 of lease expense for the year ended December 31, 2021.

EDGE DATA SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS

As of December 31, 2021 and 2020 and for the Years then Ended

As of December 31, 2021, lease-related assets and liabilities consisted of:

Assets
Prepaid expense	$1,308
Right of use asset - finance lease	16,206
Security deposit	7,753
Total lease-related assets	$25,268

Liabilities
Lease liability - finance, current portion	$17,389
Lease liability - finance, non-current portion	2,543
Total lease-related liabilities	$19,932

Future maturities of the lease liability are as follows:

2022	14,186
2023	2,543
Total future maturities	$16,729

NOTE 12: SUBSEQUENT EVENTS

On January 27, 2022, the Board of Directors approved bonuses of $190,000 and $228,000 to the Company’s CEO and President, respectively. The Board also increased the CEO and President’s annual base salaries to $385,000 and $310,000, respectively, with the increases taking retroactive effect as of January 1, 2022.

Management has evaluated all significant events through the date the financial statements were available to be issued, noting no further subsequent events requiring disclosure.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-K. Disclosure controls and procedures are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-K, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and is communicated to our management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our management concluded that, as of December 31, 2021, our disclosure controls and procedures were not effective.

Management’s Annual Report On Internal Control Over Financial Reporting

Our management, including the Chief Executive Officer and Chief Financial Officer, are responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), is a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, as appropriate and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. Based on this assessment, management believes that as of December 31, 2021, our internal control over financial reporting is not effective based on those criteria.

Specifically, management’s evaluation identified the following material weaknesses, which existed as of December 31, 2021:

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

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE DIRECTORS AND EXECUTIVE OFFICERS

BOARD OF DIRECTORS AND EXECUTIVE OFFICERS

Name	Age	Position	Term
Delray Wannemacher	47	CEO, Chairman of the Board	Annual
Daniel Wong	38	President, Director	Annual
Paul Manos	31	Interim CFO	No set term
Austin Bosarge	56	Director	Annual

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

In addition to championing the vision for the Company since 2018, Mr. Wannemacher holds several board seats including one with The World Trade Center of Atlanta (2016-2019) and ChineseInvestors.com, Inc. (2017-2020) Mr. Wannemacher also held an executive position as VP of Corporate Development with The World Trade Center of Atlanta from 2016 to 2019.

DANIEL WONG, CO-FOUNDER, PRESIDENT AND DIRECTOR SINCE AUGUST 23, 2018

Daniel Wong, Co-Founder and President, brings his diverse business experience to drive the company and build long term shareholder value. He spent his early in the telecom space helping expand Verizon’s footprint across the Southern California area before broadening his skills in the capital markets and founding companies of his own. In 2015, Mr. Wong launchedOmniVance Advisors, Inc., a capital markets consulting firm where he worked with companies in the biotech, telecom, blockchain, fintech, entertainment, and resources industries until 2018. He assisted publicly traded micro-cap companies to expand their market reach by creating solid business structures and effective communication with their clients and investors.

In 2018, he co-founded Blockchain Holdings, LLC that was soon after acquired by Edge Data Solutions, Inc and has been an executive and board member for the Company since. As President and Board Member for EDSI, Mr. Wong’s primary focus is to grow the company’s marketplace share using his expertise in blockchain technology, digital asset management, investment growth strategies, and customer and investor relations. His experience in launching multiple companies and assisting a variety of client companies to expand their market reach gives Mr. Wong the unique ability to make EDSI a leader in an emerging industry with unlimited potential.

PAUL MANOS, INTERIM CHIEF FINANCIAL OFFICER SINCE DECEMBER 31, 2021

Mr. Manos, 30, is a certified public accountant who has served as an accounting consultant to Edge Data Solutions, Inc. since August 2018. He is the Founder and President of Synergia CPA, LLC, SynergiaTech and Synergia Consultancy in Fort Collins, Colorado, which have provided public company accounting, management consulting and managed information technology services, to small businesses since 2016.

Previously, he served as GrowFlow Corp.’s interim CFO during 2018 and 2019 and has provided audit preparation, financial reporting, management consulting and controllership services to several other small public and private companies in SaaS, Technology, Education, Health and Wellness and other industries. He also served small- and mid-sized public and other entities with United States reporting requirements as an external auditor, in roles ranging from Staff to Manager to Director, at BF Borgers CPA PC (2020, 2013-2015), Artesian CPA, LLC (2016-2018) and several other public accounting firms from 2017 to 2021 .

AUSTIN BOSARGE, DIRECTOR SINCE JUNE 19, 2020

Austin Bosarge is an attorney focusing on corporate and intellectual property law, and real estate. He graduated cum laude from Suffolk University Law School in Boston and is licensed to practice in California. He is a licensed patent attorney and a California-licensed Real Estate Broker. Austin has had his own law firm since 1997, Turning Point Law, has practiced law with The Corporate Law Group in Burlingame, and is the former President and CEO of MagicHome, a Sausalito- based mortgage technology firm. Prior to MagicHome he held sales, marketing and business development positions with technology and entertainment related companies, including an executive role with Indiqu, Inc., a venture funded developer of mobile entertainment networks. Austin also owns a residential real estate brokerage firm, a commercial brokerage firm, and a commercial development company. Austin was a computer engineer in Boston for Prime Computer where he was a member of a 5 person team tasked with the design and development of a multiprocessor minicomputer. In addition to his law degree, Austin holds a Bachelor of Electrical Engineering from Georgia Tech where he was a walk-on member of the Yellow Jacket football team.

In addition to his work with the Company since 2019, Mr. Bosarge has been General Counsel and Secretary for Neural Edge from 2017 to the present and Co-Founder and General Counsel for QuSecure, Inc., a leading post-quantum security company.

CONFLICTS OF INTEREST – GENERAL

Our directors and officers are, or may become, in their individual capacities, officers, directors, controlling shareholder and/or partners of other entities engaged in a variety of businesses. Thus, there exist potential conflicts of interest including, among other things, time, efforts and corporation opportunity, involved in participation with such other business entities. While the officers and directors of our business are generally engaged full time in our business activities, the amount of time they devote to other business may be up to approximately 10 hours per week.

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

CODE OF ETHICS

The Board of Directors has adopted and approved the code of ethics included in Exhibit 14.1.

ITEM 11. EXECUTIVE COMPENSATION

Name & Position	Year	Contract Payments ($)		Bonus ($)		Stock Awards ($)		Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Delray Wannemacher	2021	$209,145	(1)	$150,000	(4)	$23,750	(2)	$-	$-	$-	$-	$382,895
CEO	2020	$107,000	(3)	$-		$142,500	(2)	$-	$-	$-	$-	$249,500

Daniel Wong	2021	$130,000	(1)	$150,000	(4)	$23,750	(2)	$-	$-	$-	$-	$303,750
President	2020	$73,039	(3)	$-		$142,500	(2)	$-	$-	$-	$-	$215,539

Paul Manos	2021	$5,000	(5)	$-	(5)	$-		$-	$-	$-	$-	$5,000
Interim CFO	2020	$-		$-		$-		$-	$-	$-	$-	$-

(1)	Mr. Wannemacher and Mr. Wong have no written contracts or employment agreements with the Company. The Company paid cash amounts of $209,145 to Wannemacher Corp., an entity owned and controlled by Mr. Wannemacher, and $130,000 to Omnivance Advisors, an entity owned and controlled by Mr. Wong, in 2021 for services rendered.

(2)

In June 2020, the Board approved the issuance of 750,000 common shares each to Mr. Wannemacher and Mr. Wong for services rendered. The Board further approved compensation of 125,000 additional common shares each on July 1, 2021 and July 1, 2022. Of these shares, the following pertained to Mr. Wannemacher and Mr. Wong’s services as directors and are also presented in DIRECTOR COMPENSATION:

●      2020: 250,000 common shares each, representing $47,500 of compensation

●      2021: 125,000 common shares each, representing $23,750 of compensation

●      2022: 125,000 common shares each

The Company valued the 2020 and 2021 issuances at $0.19 per share.

(3)	Mr. Wannemacher and Mr. Wong have no written contracts or employment agreements with the Company. The Company paid aggregate cash amounts of $107,000 to Wannemacher Corp., an entity owned and controlled by Mr. Wannemacher, and $73,039 to Omnivance Advisors, an entity owned and controlled by Mr. Wong, during 2020 for accrued consulting fees for services rendered in 2020.

(4)	On December 31, 2021, the Board approved and paid bonuses of $150,000 each to Mr. Wannemacher and Mr. Wong.

(5)	In 2021 Company paid $5,000 of professional services fees to Synergia CPA, LLC, an entity owned and controlled by Mr. Manos, pertaining to services rendered as the Company’s Interim CFO. The Company paid total other professional services fees of $19,500 and $23,555 in 2021 and 2020, respectively, to entities owned and controlled by Mr. Manos for other professional services rendered prior to Mr. Manos’ appointment as Interim CFO. Payments to these entities consisted of $16,500 and $23,555 to Synergia CPA, LLC and $3,000 and $0 to Synergia Technology Services in 2021 and 2020, all respectively.

EMPLOYMENT AND CONSULTING AGREEMENTS

As approved by the Board on December 31, 2021 and adjusted on January 27, 2022, Mr. Wannemacher, the Company’s CEO and Chairman, receives a base salary of $385,000 per year, and Mr. Wong, the Company’s President, receives a base salary of $310,000.

The Company pays $12,500 monthly for Mr. Manos’ services as Interim CFO.

The Company’s executive officers may receive additional compensation as determined by the Board.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

There are currently no employment contracts, compensatory plans or arrangements, including payments to be received from us, with respect to any of our directors or executive officers which would in any way result in payments to any such person because of his or her resignation, retirement or other termination of employment with us. The aforementioned agreements do not provide for payments to be made as a result of any change in control of us, or a change in the person’s responsibilities following such a change in control.

DIRECTOR COMPENSATION

Name & Position	Year	Cash Compensation ($)		Bonus ($)	Stock Awards ($)		Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Delray Wannemacher	2021	$-	(1)	$-	$23,750	(2)	$-	$-	$-	$-	$23,750
Chairman	2020	$-	(1)	$-	$47,500	(2)	$-	$-	$-	$-	$47,500
Daniel Wong	2021	$-	(1)	$-	$23,750	(2)	$-	$-	$-	$-	$23,750
Director	2020	$-	(1)	$-	$47,500	(2)	$-	$-	$-	$-	$47,500
Austin Bosarge,	2021	$-	(1)	$-	$23,750	(2)	$-	$-	$-	$-	$23,750
Director	2020	$-	(1)	$-	$47,500	(2)	$-	$-	$-	$-	$47,500

All of the Company’s officers and/or directors will continue to be active in other companies. All officers and directors have retained the right to conduct their own independent business interests.

The Company does not pay any Directors fees for meeting attendance.

(1)	The Company does not currently pay separate cash compensation to its Directors. Mr. Wannemacher and Mr. Wong are also the Company’s key executives and receive cash compensation separately for their executive roles.
(2)	In June 2020, the Board approved the issuance of stock to each director in exchange for services rendered on the Company’s Board, consisting of:

●	250,000 common shares each to Mr. Wannemacher, Mr. Wong, and Mr. Bosarge on July 1, 2020. The Company valued these shares at $0.19.
●	125,000 common shares each to Mr. Wannemacher, Mr. Wong and Mr. Bosarge on July 1, 2021. The Company valued these shares at $0.19.
●	125,000 common shares each to Mr. Wanneamcher, Mr. Wong and Mr. Bosarge on July 1, 2022.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

As of December 31, 2021, Mr. Wannemacher (CEO and Chairman), Mr. Wong (President and Director), and Mr. Bosarge (Director) were each entitled to receive 125,000 common shares on July 1, 2022 for their services on the Company’s Board.

There were no other outstanding equity awards held by the Chief Executive Officer or the Company’s most highly compensated executive officers as of December 31, 2021 (the “Named Executive Officers”).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following tables set forth certain information regarding beneficial ownership of our common stock, as of March 31, 2022.

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

OFFICERS AND DIRECTORS

Title of Class	Name of Beneficial Owner (1)	Amount and Nature of Beneficial Owner		Percent of Class (2)
Common shares	Delray Wannemacher, CEO and Director	5,875,000	(2)	42.6	%(3)
Common shares	Daniel Wong, President and Director	4,875,000	(4)	35.3	%(5)
Common shares	Austin Bosarge, Director	575,000	(6)	2.6%
Common shares	Paul Manos, Interim CFO	101,250	(7)	0.5%
Common shares	All Directors and Executive Officers as a Group (4 persons)	11,426,250		81.0%

(1)	The address of each person listed above, unless otherwise indicated, is 3550 Lenox Road NE. 21st Floor Atlanta GA 30326
(2)	This number includes 1,000,000 shares of Common Stock owned by Wannemacher Corp., a company controlled by Mr. Wannemacher, 875,000 shares of Common Stock owned directly by Mr. Wannemacher, and 4,000,000 Preferred Class C shares that Mr. Wannemacher may convert 1:1 to common shares at any time after October 2021.
(3)	This percentage is based upon 10,983,832 shares issued and outstanding (22,261,189 on a fully diluted basis) and takes into account that holders of Common Stock only have 40% of the voting power due to the Class A Preferred Super Majority Voting Stock (“Class A”) and that as a holder of 4,000,000 Preferred Class A shares, Mr. Wannemacher has additional voting power of 16.2%.
(4)	This number includes 1,000,000 shares of Common Stock owned by Omnivance Advisors, Inc., a company controlled by Mr. Wong, 875,000 shares of Common Stock owned directly by Mr. Wong, and 3,000,000 Preferred Class C shares that Mr. Wong may convert 1:1 to common shares at any time after October 2021.
(5)	This percentage is based upon 10,983,832 shares issued and outstanding (22,261,189 on a fully diluted basis) and takes into account that holders of Common Stock only have 40% of the voting power due to the Class A and that as a holder of 3,000,000 Preferred Class A shares, Mr. Wong has additional voting power of 13.4%.
(6)	Mr. Bosarge directly owns these common shares.
(7)	Mr. Manos owns 100,000 common shares directly, and Paul Manos CPA LLC, an entity owned and controlled by Mr. Manos, owns 1,250 of these shares.
(8)	This percentage is based upon 10,983,832 shares issued and outstanding (22,261,189 on a fully diluted basis) and takes into account that holders of Common Stock only have 40% of the voting power due to the rights of the Class A stock held by the CEO and President.

GREATER THAN 5% STOCKHOLDERS

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Owner		Percent of Class (1)
Common shares	Delray Wannemacher	5,875,000	(2)	42.6%
Common shares	Daniel Wong	4,875,000	(3)	35.3%
Common shares	Paul Dickman	1,153,534	(4)	5.2%

(1)	Based upon 22,261,189 shares issued and outstanding on a fully diluted basis. This also takes into account that holders of Common Stock only have 40% of the voting power due to the Class A. As a result of the 60% Super Majority voting rights, Mr. Wannemacher and Mr. Wong have an additional 16.2% and 13.4% of effective common stock voting power, respectively.
(2)	This number includes 1,000,000 shares of Common Stock owned by Wannemacher Corp., a company controlled by Mr. Wannemacher, 875,000 shares of Common Stock owned directly by Mr. Wannemacher, and 4,000,000 Preferred Class C shares that Mr. Wannemacher may convert 1:1 to common shares at any time after October 2021.
(3)	This number includes 1,000,000 shares of Common Stock owned by Omnivance Advisors, Inc., a company controlled by Mr. Wong, 875,000 shares of Common Stock owned directly by Mr. Wong, and 3,000,000 Preferred Class C shares that Mr. Wong may convert 1:1 to common shares at any time after October 2021.
(4)	These are common shares owned directly by Mr. Dickman that comprise 5.2% of common stock on a fully diluted basis.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Other than the stock transactions discussed above and related party advances and compensation disclosed in the financial statements, we have not entered into any transaction nor are there any proposed transactions in which any founder, director, executive officer, significant shareholder of our Company or any member of the immediate family of any of the foregoing had or is to have a direct or indirect material interest.

Director Independence

Our board of directors undertook its annual review of the independence of the directors and considered whether any director had a material relationship with us or our management that could compromise his ability to exercise independent judgment in carrying out his responsibilities. As a result of this review, the board of directors determined that the directors are not independent, as such term is used under the rules and regulations of the Securities and Exchange Commission. Delray Wannemacher, as Chief Executive Officer of the Company, Daniel Wong, as President, and Austin Bosarge in his capacity as General Counsel, are not considered to be “independent.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

GENERAL. TURNER, STONE & COMPANY, L.L.P. (“TURNER, STONE & COMPANY”) is the Company’s independent registered public accounting firm. The Company’s Board of Directors has considered whether the provisions of audit services are compatible with maintaining TURNER, STONE & COMPANY’s independence. The engagement of our independent registered public accounting firm was approved by our board of directors functioning as our audit committee prior to the start of the audit of our consolidated financial statements for the year ended December 31, 2021.

The following table represents aggregate fees billed to the Company for the years ended December 31, 2021 and 2020.

	Year Ended December 31,
	2021	2020
Audit Fees	$25,750	$23,000
Audit-related Fees	–	–
Tax Fees	$–	$–
All Other Fees	$–	$–
Total Fees	$25,750	$23,000
All audit work was performed by the auditor’s full-time employees.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENTS

The following is a complete list of exhibits filed as part of this Form 10-K. Exhibit numbers correspond to the numbers in the Exhibit Table of Item 601 of Regulation S-K.

EXHIBIT NUMBER	DESCRIPTION

2.1	Agreement and Plan of Merger and Reorganization into Holding Company Structure – September 29, 2016
2.2	Bill of Sale and Assignment and Assumption Agreement – August 23, 2018
3.1	Articles of Incorporation – Southeastern Holdings, Inc. – September 22, 2016
3.2	Certificate of Amendment to Articles of Incorporation – Name Change to Blockchain Holdings Capital Ventures, Inc. – August 30, 2018
3.3	Certificate of Amendment to Articles of Incorporation – Name Change to Edge Data Solutions, Inc. – January 13, 2020
3.4	By-Laws of Edge Data Solutions, Inc. – January 13, 2020
4.1	Certificate of Designation – Class A Preferred Supermajority Voting Shares – September 17, 2018
4.2	Certificate of Designation – Class C Preferred Shares – September 17, 2018
4.3	Amended and Restated Certificate of Designation – Class C Preferred Shares – April 4, 2019
4.4	Amended and Restated Certificate of Designation – Class C Preferred Shares – December 17, 2020
10.1	Reseller Agreement – Midas Green Technologies, LLC – June 24, 2020
10.2	Joint Marketing Agreement – Raptor Power Systems – July 14, 2021
10.3	Product Reseller Agreement – Raptor Power Systems – July 16, 2021
10.4	Engagement Agreement – CIM Securities, LLC – August 31, 2020
10.5	License Agreement – Midas Green Technologies, LLC – November 23, 2020
10.6	Sale of 20 MegaWatt Immersion-Cooled Solution – December 1, 2021
10.7	Engagement Letter and Agreements – Synergia CPA, LLC and Synergia Technology Services, LLC – December 8, 2021
14.1	Code of Ethics
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EDGE DATA SOLUTIONS, INC.

Date: March 31, 2022

	By:	/s/ Delray Wannemacher
Delray Wannemacher, Chairman and CEO
(Chairman of the Board and Principal Executive Officer)

Dated: March 31, 2022

	By:	/s/ Paul Manos
Paul Manos, Interim CFO
(Principal Financial and Accounting Officer)

Dated: March 31, 2022

	By:	/s/ Daniel Wong
Daniel Wong, President and Director

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

