Form 10-Q
period 2022-03-31
Edge Data Solutions, Inc.
filed 2022-05-16
CIK 1614826

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period __________ to __________

Commission File Number: 000-56419

EDGE DATA SOLUTIONS, INC.

(Exact name of registrant as specified in its charter)

delaware	46-3892319
(State or other jurisdiction of incorporation or Organization)	(IRS Employer Identification No.)

3550 Lenox Road NE, 21st Floor, Atlanta, GA	30326
(Address of principal executive offices)	(Zip Code)

(833) 682-2428

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 16, 2022, there were outstanding 10,983,832 shares of our common stock, par value $0.0001 per share, 7,000,000 shares of the Company’s Class A Super Voting preferred stock, par value $0.001 per share, and 7,000,000 shares of the Company’s Class C preferred stock, par value $0.001 per share

EDGE DATA SOLUTIONS, INC.

FORM 10-Q for the Quarter Ended March 31, 2022

CAUTIONARY NOTE ABOUT FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact, including statements regarding our future results of operations and financial position, business strategy and plans, and objectives for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by the following words: “may,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “approximately,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing,” or the negative of these terms or other words of similar meaning in connection with a discussion of future events or future operating or financial performance, although the absence of these words does not necessarily mean that a statement is not forward-looking. Forward-looking statements are based upon our current assumptions, expectations and beliefs concerning future developments and their potential effect on our business. Forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual events or our actual results, performance or achievements to be materially different from the future events, results, performance or achievements expressed or implied by any forward-looking statements. There can be no assurance that future events, results, performance or achievements will be in accordance with our expectations or that the effect of future events, results, performance or achievements will be those anticipated by us.

Factors and risks that may cause or contribute to actual events, results, performance or achievements differing from these forward-looking statements include, but are not limited to, for example:

●	regulatory limitations on our products and services;

●	our ability to complete and integrate announced acquisitions;

●	general industry and economic conditions;

●	our ability to access adequate capital upon terms and conditions that are acceptable to us;

●	volatility in credit and market conditions;

●	other risks and uncertainties related to the cryptocurrency markets and our business strategy.

We operate in very competitive and rapidly changing markets. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

Stockholders and potential investors should not place undue reliance on these forward-looking statements. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements in this Quarterly Report on Form 10-Q are reasonable, we cannot assure stockholders and potential investors that these plans, intentions or expectations will be achieved.

These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. Considering these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements. All subsequent written and oral forward-looking statements concerning other matters addressed in this Quarterly Report on Form 10-Q and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Quarterly Report on Form 10-Q.

All forward-looking statements speak only as of the date of this this Quarterly Report on Form 10-Q. Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether because of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

3

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Edge Data Solutions, Inc.

A Delaware Corporation

Financial Statements

As of March 31, 2022 (Unaudited) and for the Three Months Then Ended (Unaudited)

Edge Data Solutions, Inc.

5

EDGE DATA SOLUTIONS, INC.

BALANCE SHEETS

.	As of

	March 31, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,517,613	$831,209
Accounts receivable	23,675	2,781
Deposits	1,216,941	2,161,683
Inventory	68,159	11,530
Crypto assets held	3,940	3,940
Other current assets	6,021	6,021
Prepaid expense	56,044	13,806
Total Current Assets	2,892,393	3,030,970

Non-Current Assets:
Right of use asset - finance lease	12,965	16,206
Property and equipment, net	50,489	40,248
Investments in prospective joint ventures	101,428	-
Security deposit	7,753	7,753
Total Non-Current Assets	172,635	64,207

TOTAL ASSETS	$3,065,028	$3,095,177

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities:
Accounts payable	$125,749	$186,523
Accrued liabilities	478,914	451,944
Customer deposits	2,015,554	3,197,990
Deferred revenue	9,478	9,478
Convertible notes payable, short-term	100,000	749,500
Advances from related parties	5,669	11,968
Lease liability - finance, current portion	13,371	17,389
Total Current Liabilities	2,748,735	4,624,792

Non-Current Liabilities:
Lease liability - finance, non-current portion	-	2,543
Total Non-Current Liabilities	-	2,543

Total Liabilities	2,748,735	4,627,335

Commitments and Contingencies (Note 7)	-	-

Stockholders’ Deficiency:
Class A super majority voting preferred stock, $0.001 par value; 10,000,000 shares authorized, 7,000,000 issued and outstanding with liquidation preference of $26,317 as of each, March 31, 2022 and December 31, 2021.	7,000	7,000
Class C convertible preferred non-voting stock, $0.001 par value, 10,000,000 shares authorized, 7,000,000 issued and outstanding with liquidation preference of $3,500 as of each, March 31, 2022 and December 31, 2021.	7,000	7,000
Common stock, $0.0001 par value; 150,000,000 shares authorized, 10,983,832 and 9,159,079 issued and outstanding as of March 31, 2022 and December 31, 2021, respectively.	1,098	916
Additional paid-in capital	1,431,113	792,635
Accumulated deficit	(1,129,918)	(2,339,709)
Total Stockholders’ Equity/(Deficiency)	316,293	(1,532,158)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIENCY)	$3,065,028	$3,095,177

See accompanying notes, which are an integral part of these financial statements.

EDGE DATA SOLUTIONS, INC.

STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,
	2022	2021
	(Unaudited)	(Unaudited)
Revenues:
Data center infrastructure and equipment sales, net	$6,544,410	$34,069
Data center services, net	48,620	-
Computing revenues, net	-	16,774
Total Revenue	6,593,030	50,843

Cost of data center infrastructure and equipment sales	(4,464,582)	(19,285)
Cost of data center services	(33,884)	-
Cost of computing revenues	-	(17,650)
Total Cost of Revenue	(4,498,466)	(36,935)

Gross Profit	2,094,564	13,908

Operating Expenses:
Sales and marketing	39,357	2,620
General and administrative	185,483	45,079
Compensation - related party	631,751	40,705
Stock-based compensation expense	-	19,000
Depreciation expense	7,236	6,978
Total Operating Expenses	863,827	114,382

Income/(Loss) from operations	1,230,736	(100,474)

Other Income/(Expense):
Interest expense	(20,945)	(27,085)
Cryptocurrency mining income	-	4,747
(Loss)/Gain on disposal of cryptocurrency	-	(59)
Total Other Income/(Expense)	(20,945)	(22,397)

Net Income/(Loss)	$1,209,791	$(122,871)

Net Income/(Loss) per Common Share
Net Income/(Loss) attributable to common stockholders	$1,209,791	$(122,871)

Basic Income (Loss) per share attributible to common stockholders	$0.12	$(0.01)

Diluted Income (Loss) per share attributible to common stockholders	$0.07	$(0.01)

Basic weighted average number of common shares outstanding	9,787,605	8,393,301

Diluted weighted average number of common shares outstanding	16,787,605	8,393,301

See accompanying notes, which are an integral part of these financial statements.

EDGE DATA SOLUTIONS, INC.

STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2022	2021
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net Income/(Loss)	$1,209,791	$(122,871)
Adjustments to reconcile net loss to net cash provided by/(used in) operating activities:
Depreciation	7,236	6,978
Stock-based compensation	-	19,000
Changes in operating assets and liabilities:
Change in accounts receivable	(20,894)	(3,681)
Change in deposits	944,742	(11,706)
Change in crypto assets held	-	(1,087)
Change in inventory	(56,629)	-
Change in finance lease assets and liabilities	556	4,127
Change in other current assets	-	3,054
Change in prepaid expenses	(42,238)	2,317
Change in accounts payable	(60,774)	2,794
Change in accrued compensation - related party	-	(35,000)
Change in accrued liabilities	26,970	19,341
Change in customer deposits	(1,182,436)	569,940
Change in deferred revenue	-	407
Change in accrued interest related to note conversions	89,160	-
Net Cash Provided by/(Used in) Operating Activities	915,484	453,613

Cash Flows from Investing Activities
Purchase of property and equipment	(17,477)	(1,152)
Investments in joint ventures	(101,428)	-
Net Cash (Used in) Investing Activities	(118,905)	(1,152)

Cash Flows from Financing Activities
Repayment of convertible note principal	(100,000)	-
Related party advances	44,561	17,031
Repayment of related party advances	(50,860)	(55,260)
Payments on finance lease	(3,876)	(3,876)
Net Cash (Used in)/Provided by Financing Activities	(110,175)	(42,105)

Net Change In Cash	686,404	410,356

Cash at Beginning of Period	831,209	80,368
Cash at End of Period	$1,517,613	$490,724

Supplemental Disclosure of Cash Flow Information:
Convertible debt principal and accrued interest converted to equity units	$638,660	$-

See accompanying notes, which are an integral part of these financial statements.

EDGE DATA SOLUTIONS, INC.

STATEMENT OF STOCKHOLDERS’ DEFICIENCY

As of and for the three months ended March 31, 2021 (Unaudited)

	Common Stock		Class A Preferred		Class C Convertible Preferred		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficiency
Balance, December 31, 2020	8,321,079	$832	7,000,000	$7,000	7,000,000	$7,000	$633,499	$(1,410,634)	$(762,303)

Common shares issued as compensation	100,000	10					18,990		19,000
Net loss								(122,871)	(122,871)
Balance, March 31, 2021 (unaudited)	8,421,079	$842	7,000,000	$7,000	7,000,000	$7,000	$652,489	$(1,533,505)	$(866,174)

See accompanying notes, which are an integral part of these financial statements.

EDGE DATA SOLUTIONS, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY/(DEFICIENCY)

As of and for the three months ended March 31, 2022 (Unaudited)

	Common Stock		Class A Preferred		Class C Convertible Preferred		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity/(Deficiency)
Balance, December 31, 2021	9,159,079	$916	7,000,000	$7,000	7,000,000	$7,000	$792,635	$(2,339,709)	$(1,532,158)

Debt conversions into equity units	1,824,753	182					638,478		638,660
Net income								1,209,791	1,209,791
Balance, March 31, 2022 (unaudited)	10,983,832	$1,098	7,000,000	$7,000	7,000,000	$7,000	$1,431,113	$(1,129,918)	$316,293

See accompanying notes, which are an integral part of these financial statements.

EDGE DATA SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS

As of March 31, 2022 (Unaudited) and for the Three months Then Ended (Unaudited)

NOTE 1: ORGANIZATION AND NATURE OF OPERATIONS

Edge Data Solutions, Inc. (the “Company,” “Edge”), a Delaware Corporation, believes it is poised to be an industry-leading edge data center, cryptocurrency mining and cloud infrastructure provider. Edge’s unique Edge Performance Platform (EPP) brings sustainable next-generation immersion-cooled high-performance computing to where it is needed most.

EPP offers efficient next-generation immersion-cooled computing power for a variety of applications, including sustainable cryptocurrency mining, edge computing. Long-term, opting for EPP significantly reduces investment, and certain edge computing applications require less up-front investment.

Industries that Edge believes will benefit from low-latency technology with a lower carbon footprint include cryptocurrency mining, public and private cloud providers, data centers, high-performance computing providers, virtual desktop infrastructure providers, telecom, cybersecurity and disaster recovery providers, streaming providers, artificial intelligence innovators, colleges, hospitals, governments, and enterprise blockchain infrastructure providers.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Management’s Representation of Interim Financial Statements

The accompanying unaudited consolidated financial statements have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These unaudited consolidated financial statements include all of the adjustments, which in the opinion of management are necessary to a fair presentation of the Company’s financial position and results of operations. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results for a full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of December 31, 2021 and 2020, as presented in the Company’s 2021 Annual Report on Form 10-K, as filed on April 1, 2022 with the SEC.

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

Cash Equivalents and Concentration of Cash Balance

The Company considers all highly liquid securities with an original maturity of less than three months to be cash equivalents. The Company’s cash and cash equivalents in bank deposit accounts, at times, may exceed federally insured limits. As of March 31, 2022, and December 31, 2021, the Company’s cash balances exceeded federal insurance limits by $1,267,613 and $581,209, respectively.

EDGE DATA SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS

As of March 31, 2022 (Unaudited) and for the Three Months Then Ended (Unaudited)

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

As of March 31, 2022 and December 31, 2021, the Company’s had $68,159 and $11,530 of inventory and had outstanding deposits of $1,216,941 and $2,161,683 with vendors for the purchase of equipment for resale to customers, all respectively. As of March 31, 2022 and December 31, 2021, respectively, these deposits consisted of:

●	$36,900 and $34,000 of equipment in transit and not yet delivered
●	$1,180,041 and $2,127,683 of equipment in production and not yet shipped or delivered to customers

As of March 31, 2022 and December 31, 2021, remaining costs of in-production equipment not yet shipped totaled $1,531,320 and $3,951,547, respectively. Terms with the Company’s vendors call for full payment prior to shipment when equipment is ready for delivery.

Property and Equipment

Property and equipment are stated at cost net of accumulated depreciation and amortization, and accumulated impairment, if any. Depreciation and amortization of property and equipment is provided using the straight-line method over estimated useful lives, which are all currently estimated at three years.

As of March 31, 2022 and December 31, 2021, the Company’s property and equipment consisted of $102,762 and $84,133 of computing equipment, net of $52,273 and $16,641 of accumulated depreciation, all respectively. Depreciation expense for three months ended March 31, 2022 and 2021 was $7,236 and $6,978, respectively.

Long-Lived Assets

The Company evaluates the recoverability of its long-lived assets whenever events or changes in circumstances have indicated that an asset may not be recoverable. Long-lived assets are grouped with other assets at the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. If the sum of the projected undiscounted cash flows is less than the carrying value of the assets, the assets are written down to the estimated fair value. As of March 31, 2022, the Company determined that its long-lived assets have not been impaired.

Accounts Payable and Accrued Liabilities

Accounts payable consisted of $26,424 and $74,434 of liabilities incurred by the issuer prior to the merger as of March 31, 2022 and December 31, 2021, respectively. The remaining accounts payable of $99,325 and $44,174 as of March 31, 2022 and December 31, 2021, respectively, consisted of amounts due for professional services and various other general and administrative expenses incurred after the acquisition.

As of March 31, 2022 and December 31, 2021, accrued liabilities consisted of the following:

	As of
	March 31,	December 31,
	2022	2021
	(Unaudited)
State and local tax liabilities	$254,113	$201,559
Accrued interest	31,563	119,889
Payroll liabilities	108,621	117,976
Reserve for Sales Returns	54,643	-
Accrued expenses	-	6,967
Accrued commissions	29,974	5,553

Total accrued liabilities	$478,914	$451,944

EDGE DATA SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS

As of March 31, 2022 (Unaudited) and for the Three Months Then Ended (Unaudited)

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

Revenue Recognition

Revenue Recognition

The Company recognizes revenue under ASC 606, using the following five-step model, which requires that the Company: (1) identify a contract with the customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to performance obligations and (5) recognize revenue as performance obligations are satisfied. The Company’s revenue activities consist of:

1.	Data center infrastructure and equipment sales – The Company resells immersion-cooled data center products, equipment and project management services. Performance obligations include:

	●	Delivery of physical products
	●	Provision of any agreed-upon project management and other services
	●	Conclusion of defined period for any support services

2.	Computing – During the interim period ended March 31, 2021, the Company operated high performance servers to provide hardware acceleration for rendering farms to process 3D video rendering and gaming. In addition, these multi-purpose servers produce revenue from mining when the servers are not processing other jobs to ensure zero idle time and have the ability to run AI and HPC processing as well. The Company’s performance obligation with respect to computing revenue is the provision of specified computing services to the client. The Company did not generate revenue from cloud computing services during the three months ended March 31, 2022.

During the three months ended March 31, 2022 and 2021, the Company recognized $0 and $16,774 of revenue from its customers’ usage of computing credits, with associated costs of $0 and $17,650, all respectively. The Company further recognized a deferred revenue liability of $9,478 and $9,478, respectively for prepaid usage credits not yet used by its customers as of March 31, 2022 and December 31, 2021, respectively.

As of March 31, 2022 and December 31, 2021, the Company recognized $2,015,554 and $3,197,990, in deposits representing cash paid by customers for data center infrastructure products to be delivered in subsequent periods and had corresponding deposits with vendors of $1,216,941 and $2,161,683 for product to be delivered, all respectively.

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

As of March 31, 2022 and December 31, 2021, the carrying value of crypto assets held by the Company was $3,940 and $3,940, respectively.

Cryptocurrency Income

The Company records cryptocurrency generated, net of fees and valuation adjustments, as other income and classifies the cryptocurrency as crypto assets held at cost in its balance sheets. When the company sells its cryptocurrencies, it recognizes a gain or loss for the difference between original cost and the selling price, net of fees. The Company generated no cryptocurrency income and did not record an impairment loss during the three months ended March 31, 2022.

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

Net Income (Loss) per Share

The Company’s potentially dilutive securities, common stock warrants, have been included in the computation of diluted net income per share for the six-month period ended June 30, 2021. Net income per share for the six-month period ended June 30, 2021 was calculated by dividing the net income by the weighted-average number of common shares outstanding for the period determined using the treasury-stock method and the if-converted method.

Basic net loss per share is calculated by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents.

For the three months ended March 31, 2021, the potentially dilutive securities were excluded from the computation of diluted loss per share as the effect would be to reduce the net loss per common share. Therefore, the weighted-average common stock outstanding used to calculate both basic and diluted net loss per share is the same for these loss periods. The following table sets forth the net income per share computation for the three months ended March 31, 2022:

	Net Income	Weighted Average Common Shares	Per Share
	(Numerator)	(Denominator	Amount

Three Months Ended March 31, 2022 (Unaudited)
Basic Income Per Share
Income available to common stockholders	$1,209,791	9,787,605	$0.12
Diluted Income Per Share
Assumed conversion of Class C preferred shares		7,000,000
Income available to common stockholders (diluted)	$1,209,791	16,787,605	$0.07

EDGE DATA SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS

As of March 31, 2022 (Unaudited) and for the Three Months Then Ended (Unaudited)

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

NOTE 3: GOING CONCERN

As shown in the accompanying financial statements as of March 31, 2022, the Company had $1,517,613 of cash, has incurred substantial operating losses, and had an accumulated deficit of $1,129,918. Furthermore, the Company’s revenue history is limited, and there can be no assurances of future revenues or sufficient profits to fund operations.

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

EDGE DATA SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS

As of March 31, 2022 (Unaudited) and for the Three Months Then Ended (Unaudited)

The Company has designated ten million (10,000,000) shares of its preferred stock, par value $0.001 as Class C Convertible Preferred Non-Voting Stock (“Class C”). As amended and filed with the State of Delaware on December 17, 2020, each share of Class C shall be convertible into one (1) share of common stock. In mid-2021, the State of Delaware rejected the December 17, 2020 amendment, as filed. On April 13, 2022, the Company’s Board elected to not adjust or re-file the amendment, resulting in the Class C Preferred shares retaining the original conversion rate of five (5) common shares per Class C share.

The holders of Class C shall be entitled to receive the same dividend as the holders of the common stock and such dividend shall be paid pro rata per share on a fully converted basis. The holders of Class C shall have piggyback registration rights. The Company shall have the right to redeem, in its sole and absolute discretion, at any time after five (5) years, all or any portion of the shares of Class C at a price of five dollars ($5.00) per share. The Class C shares shall be considered to have a junior liquidation preference to Class A shares and a senior dividend preference to Class A shares. On October 4, 2018, the Company issued a total of 7,000,000 Class C shares to its CEO and President (formerly COO) as stock-based compensation for services rendered. Subsequently, in April 2019, the Company filed an amended and restated certificate of designation, which restricted the CEO and President from converting the 7,000,000 shares into common stock for 36 months from the issuance date. After October 2021, this restriction expired, and the CEO and President are free to convert these shares.

The following table sets forth the Company’s warrant activity through March 31, 2022:

	Warrants	Shares Under Warrant	Term	Exercise Price	Remaining Life
Balance, December 31, 2021	627,862	1,255,724

Class B Warrants Issued as part of equity units from debt conversions – February 28, 2022	1,824,751	1,824,751	3 years	$1.00	35 months

Balance, March 31, 2022 (Unaudited)	2,452,613	3,080,475

On February 28, 2022, convertible noteholders converted $638,660, consisting of $549,500 of outstanding principal and $89,160 of accrued interest, into 1,824,751 equity units, each consisting of (1) one share of the Company’s common stock and (1) Class B Warrant to purchase one share of common stock for $1.00 up to three years from the issuance date. The Company assigned a value of $456,188, based on a recent private transaction at $0.25 per share, to the common stock and the remaining value of $182,472 to the warrants, using the following Black-Scholes inputs:

●	Time to Maturity: 3 years
●	Risk-Free Rate: 1.68%
●	Volatility: 103%

As of March 31, 2022, the Company was authorized to issue 150,000,000 shares of common stock. All common stock shares have full dividend and voting rights. However, it is not anticipated that the Company will be declaring dividends in the foreseeable future.

As of March 31, 2022, the Company had 10,983,832 common shares outstanding.

As of March 31, 2022, 7,000,000 shares of Class A Preferred Stock and 7,000,000 shares of Class C Preferred Stock were issued and outstanding.

NOTE 5: RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2022, the Company recognized compensation expense totaling $286,250 and $305,501 to its CEO and President, respectively, and $36,500 to Synergia CPA, LLC and $3,500 to Synergia Technology Services, LLC, both entities fully owned and controlled by the CFO, for contract CFO and other finance and IT services furnished to Edge.

During the three months ended March 31, 2022, the Company’s CEO, President and CFO paid expenses on behalf of the Company totaling $20,634, $11,007 and $12,921, and the Company repaid $20,778, $17,162 and $14,217 of related party advances, including previous amounts advanced to the company, all respectively. Of amounts repaid, $1,297 pertained to accounts payable due to Synergia Technology Services, LLC. As of March 31, 2022, the Company was indebted to the CEO for $3,014, the President for $2,655 and the CFO for $0, all respectively, for expenses paid on behalf of the company.

EDGE DATA SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS

As of March 31, 2022 (Unaudited) and for the Three Months Then Ended (Unaudited)

NOTE 6: CONVERTIBLE NOTES

On February 15, 2022, the Company repaid the entire outstanding balance of $118,725 on a convertible note, consisting of $100,000 original principal and $18,725 of accrued interest.

On February 28, 2022, convertible debtholders converted a total of $638,660, consisting of $549,500 of amended principal and $89,160 of accrued interest, into 1,824,751 equity units at a rate of $0.35 per unit. Each unit consists of one (1) share of Common Stock and one (1) Class B Warrant. Holders of Class B Warrants are entitled to purchase one (1) share of Common Stock at a strike price of $1.00 within three years of the issuance date.

The Company evaluated the convertible notes in light of ASC 470 and determined that a beneficial conversion feature exists. However, given the contingent nature of the holder’s option and the lack of a market for the Company’s stock, the Company concluded that such a feature is not currently ascertainable and allocated the full principal amount to the convertible note liability.

As of March 31, 2022 and December 31, 2021, the Company owed $100,000 and $749,500 in outstanding principal on convertible notes, respectively. The Company is currently in default on the $100,000 note, but it is working with the noteholder to resolve the default.

During the three months ended March 31, 2022, the Company recognized $19,872 of interest expense on convertible debt. As of March 31, 2022 and December 31, 2021, outstanding accrued interest on convertible debt totaled $31,563 and $149,389, respectively.

NOTE 7: CONCENTRATIONS, COMMITMENTS AND CONTINGENCIES

During the three months ended March 31, 2022, one customer comprised 92% of data center solutions revenues:

●	Customer A: 92%

Two vendors also comprised 91% of the Company’s data center equipment and infrastructure purchases:

●	Vendor A: 66%
●	Vendor B: 25%

The loss of or disruption to the Company’s relationships with these customers or vendors may be detrimental to the Company’s operations. Management has determined that no other significant concentrations, commitments, or contingencies existed as of March 31, 2022.

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

During the three months ended March 31, 2022, the Company paid a total of $3,876, including $3,385 of principal and $491 of interest, to the lessor and recognized $3,241 of lease expense for the three months ended March 31, 2022.

EDGE DATA SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS

As of March 31, 2022 (Unaudited) and for the Three Months Then Ended (Unaudited)

As of March 31, 2022, lease-related assets and liabilities consisted of:

Assets
Prepaid expense	$1,047
Right of use asset - finance lease	12,965
Security deposit	7,753
Total lease-related assets	$21,765

Liabilities
Lease liability - finance, current portion	$13,371
Lease liability - finance, non-current portion	-
Total lease-related liabilities	$13,371

Future maturities of the lease liability are as follows:

2022 (Q2-Q4)	$10,828
2023	2,543
Total future maturities	$13,371

EDGE DATA SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS

As of March 31, 2022 (Unaudited) and for the Three Months Then Ended (Unaudited)

NOTE 9: SIGNIFICANT AGREEMENTS

On December 2, 2021, the Company entered into an agreement with a customer, under which Edge will supply data center equipment and related components, along with optional project management services.

The total sale price of $9,074,100 and applicable sales taxes was receivable on the following schedule:

●	$2,990,564 due upon execution.
●	$2,840,564 plus applicable sales tax, due 30 days from execution.
●	$3,787,418 due prior to final shipment of the equipment.

In March 2022, the total amount of the contract was reduced by $86,347 as a result of a change order.

Delivery commitments under this agreement range from 3-19 weeks from the date of execution, and the agreement provides for penalties paid by Company of $5,000 for each day in the event deliveries are ten or more days late and penalties of $10,000 per day after fifteen days past the estimated delivery date. Certain portions of the equipment have been delivered beyond the original 19-week window due to unforeseen customer-imposed, logistics and collections delays. Due to the totality of circumstances behind the delays, management believes that Edge will not realize any penalties. However, in the event the Company does incur penalties, management estimates the Company’s exposure to such penalties could range from $290,000 to $360,000, as of the date of this filing.

Under this agreement, Edge warrants that the failure rate for miners in the liquid immersion-cooling system will not materially exceed that of miners in an air-cooled system. In the event that the cause of miner failures within three years of the date of delivery is proximally linked to the liquid immersion cooling systems, Edge is liable to the Customer for liquidated damages equal to the purchase price less accumulated depreciation to date based on a five-year schedule. Management is currently evaluating estimates and any accounting impacts to future periods of this arrangement.

Through the date of this filing, the Company has collected $8,360,508, and the Company currently estimates that delivery of the equipment will conclude in May 2022.

NOTE 10: INVESTMENTS IN PROSPECTIVE JOINT VENTURES

From January through March 2022, the Company made total payments of $101,428 for data center related equipment and labor and installation costs for data center construction in progress for the following two sites:

●	Site A (Colorado Springs, Colorado) - $72,741
●	Site B (Carlsbad, California) - $28,687

Terms of the ventures have not yet been formalized, but management anticipates that assets from the ventures will be rolled into legal entities, with Edge holding approximately 50% in ownership interests and participate at approximately 50% of profits and losses from the resulting entities. The parties have informally agreed to contribute 50% of the costs toward bringing the sites live. Edge anticipates that these sites will be used for new product rollouts and research and development.

Given the prospective ownership interest and degree of control, management believes these joint ventures fall under the scope of ASC 323 and should be accounted for as equity method investments. As a result, Edge has accounted for amounts invested at cost and will adjust the investments for distributions and any impairment in future periods and account for Edge’s share of any profits and losses in the Statement of Operations.

During the three months ended March 31, 2022, neither of the ventures recorded profits or losses and there were no distributions, as the sites were not yet in service. Furthermore, management concluded that the investments were not impaired as of March 31, 2022. As of March 31, 2022, these investments totaled $101,428.

NOTE 11: RECENT ACCOUNTING PRONOUNCEMENTS

Management does not believe that any recently issued, but not yet effective, accounting standards could have a material effect on the accompanying financial statements. As new accounting pronouncements are issued, we will adopt those that are applicable under the circumstances.

NOTE 12: SUBSEQUENT EVENTS

On April 4, 2022, in connection with an employment agreement, the Company agreed to issue 50,000 fully vested common shares and 200,000 options to purchase common stock at $1.00 per share, vesting ratably over 24 months.

On April 5, 2022, the Company entered into an agreement with NewStar Media, LLC (“NewStar”) under which NewStar will provide public relations services to the Company. Under the agreement, the Company paid a one-time conference management fee of $17,500 and will pay a monthly retainer of $12,500, with the first and last month’s retainer due on April 8, 2022. On May 12, 2022, the Company further engaged NewStar to perform website-related work for $60,000, with three payments of $20,000 each due based on project milestones over the 45-day duration of the project.

On April 21, 2022, the Company entered into a consulting agreement with Greengate Consulting, LLC (“Greengate”) under which Greengate will provide management, engineering, real estate and other services relevant to Edge’s business for a retainer of $16,000 per month. In connection with this agreement, the Company also appointed Ismael Fernandez, Greengate’s owner, as Chairman of the Company’s Advisory Board for additional compensation of $2,500 per month and the issuance of 100,000 fully vested shares of Edge’s common stock.

On May 13, 2022, the Company entered into a Letter of Intent with SouthStar Financial, LLC (“SouthStar”) to provide purchase order financing. Upon closing, the financing arrangement will provide a total advance line of $2,500,000, under the following terms:

●	Accounts receivable financing: Up to 80% of accounts receivable may be financed at a rate of 1.65% for first 25-day period, 0.95% for every 15-day period thereafter;
●	Purchase order financing: Fee of 2.25% for every 15-day period an invoice is financed;
●	Collateral: SouthStar will have a first security interest in all of the Company’s accounts receivable and a blanket interest in the other assets of the Company for amounts financed;
●	Other fees: 0.25% is applied to the face amount of each advance as credit insurance;
●	Financial Covenants: The Company is required to submit monthly financial statements and other pertinent financial information ten (10) days after the close of the prior month.

Management has evaluated significant subsequent events through the date these financial statements were available to be issued and has identified no other significant events requiring further disclosure.

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

General

History of Edge Data Solutions, Inc., a Delaware Corporation

EDGE DATA SOLUTIONS, INC. (the “Company”, “Edge”) was incorporated in the State of Delaware on September 22, 2016 and commenced its current operations after its reverse acquisition on August 23, 2018. Extended discussion of Edge’s corporate history, including predecessor entities and affiliates, is incorporated by reference in the Company’s Form 10-K filed on April 1, 2022.

Business Description

Edge Data Solutions, Inc. (the “Company,” “Edge”), a Delaware Corporation, believes it is poised to be an industry-leading edge data center, cryptocurrency mining and cloud infrastructure provider. Edge’s unique Edge Performance Platform (EPP) brings sustainable next-generation immersion-cooled high-performance computing to where it is needed most.

Compared to air-cooled solutions, Edge’s EPP offers reduced carbon footprint and increased ROI through:

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

As of March 31, 2022, we had approximately $1,517,613 of cash on hand. Currently, cash required to sustain core operations each month is $225,000, excluding one-time expenses, and we anticipate that cash requirement will significantly increase over the next twelve months. We have few customers and are highly dependent on revenue growth and may require significant additional capital to continue to execute on our business plan. Any lack of sufficiently profitable sales, changes in market conditions, or difficulty obtaining capital could be detrimental to operations and our efforts to execute on the business plan.

Operating results for the three months ended March 31, 2022 and 2021:

During the three months ended March 31, 2022, the Company generated revenues of $6,593,030 from operations, compared to $50,843 for the three months ended March 31, 2021, an increase of $6,542,187 or 12,867%. This increase is a result of the sale of data center solutions. The Company anticipates future revenue from its current efforts, but there can be no assurances that such efforts will be successful.

For the three months ended March 31, 2022, costs of net revenues were $4,498,466, compared to $36,935 for the three months ended March 31, 2021, for an increase of $4,461,531, or 12,079%. The change is a result of direct costs associated with the Company’s data center sales.

As a result of the changes in revenues and cost of net revenues discussed above, the Company’s gross profit was $2,094,564 and $13,908, an increase of $2,080,656 or 14,960%, for the three months ended March 31, 2022 and 2021, respectively.

For the three months ended March 31, 2022, selling, general and administrative expenses were $224,841, as compared to $47,699 during the three months ended March 31, 2021, an increase of $177,142, or 371%. The increase in these expenses was attributable to increased costs to support significantly increased operations.

The Company recognized stock-based compensation expense of $0 for the three months ended March 31, 2022, as compared to $19,000 for the three months ended March 31, 2021, for a decrease of $19,000, or 100%. This decrease resulted from the Company entering no new agreements that included stock-based compensation during the three months ended March 31, 2022.

During the three months ended March 31, 2022, the Company recognized $7,236 of depreciation expense, as compared to $6,978, for an increase of $258 or 4%, during the three months ended March 31, 2021, as a result of additional purchases of computing equipment.

During the three months ended March 31, 2022, the Company recognized $20,945 of interest expense, as compared to $27,085 for the three months ended March 31, 2021. The decrease of $6,140, or 23%, is a result of the repayment of $100,000 and conversion of $549,500 of convertible debt in February 2022.

The Company also generated cryptocurrency mining income of $0 and a loss of $0 on the sale of cryptocurrency during the three months ended March 31, 2022, as compared to $4,747 and $59, respectively during the three months ended March 31, 2021. The change was a result of the Company not mining cryptocurrency during the three months ended March 31, 2021.

As a result of the changes in operating expenses and other expenses, the Company generated net income of $1,209,791 for the three months ended March 31, 2022, as compared to a net loss of $122,871 for the three months ended March 31, 2021, a change of $1,332,662, or 1,085%.

The future trends of all expenses are expected to be primarily driven by the Company’s ability to execute its business plans. Furthermore, the Company’s ability to continue to fund operating expenses will depend on its ability to raise capital, continue to generate revenue and experience revenue growth. There can be no assurance that the Company will be successful in doing so.

Liquidity and Capital Resources

The Company’s cash position at March 31, 2022 increased by $686,404 to $1,517,613, as compared to a balance of $831,209, as of December 31, 2021. The increase in cash for the three months ended March 31, 2022 was attributable to net cash provided by operating activities of $915,484, $118,905 of net cash used in investing activities, and net cash used in financing activities of $110,175.

As of March 31, 2022, the Company had working capital of $143,658, compared to a deficit in working capital of $1,593,822 at December 31, 2021, representing an increase in working capital of $1,737,480, which was largely attributable to sales-related cash inflows and repayments and conversions of outstanding short-term convertible notes.

Net cash provided by operating activities of $915,484 during the three months ended March 31, 2022, as compared to net cash of $453,613 provided by operating activities for the three months ended March 31, 2021, was primarily attributable to payments related to sales.

Net cash used in investing activities of $118,905 for the three months ended March 31,2022, as compared to $1,152 of cash used by investing activities for the three months ended March 31, 2021, was attributable to the Company acquiring less data center equipment in 2021 and payments made related to prospective joint ventures for two data center sites at which the Company plans to perform research and development and roll out cloud services.

Net cash used in financing activities was $110,175 during the three months ended March 31, 2022, as compared to net cash used in financing activities of $42,105 during the three months ended March 31, 2021, was primarily a result of the repayment of a convertible note.

As reported in the accompanying consolidated financial statements, for the three months ended March 31, 2022 and 2021, the Company generated net income of $1,209,791 and incurred a net loss of $122,871, respectively. The Company’s ability to continue as a going concern is dependent upon its ability to continue to generate sufficiently profitable revenue and its ability to raise capital in the event it does not generate revenue. It intends to finance its future operating activities and its near-term working capital needs through the sale of immersion-cooled data center solutions and through additional capital. The sale of equity and entry into other future financing arrangements may result in dilution to stockholders and those securities may have rights senior to those of common shares. If the Company raises additional funds through the issuance of convertible notes or other debt financing, these activities or other debt could contain covenants that would restrict the Company’s operations. Any other third-party funding arrangements could require the Company to relinquish valuable rights. The Company will require additional capital beyond its currently anticipated needs. Additional capital, if available, may not be available on reasonable terms or at all.

While the Company has generated revenues, its revenues are currently comprised of few customers, and the loss of any significant customer could be detrimental to its ability to execute on its business plan. The Company expects to continue to generate sufficiently profitable revenues, but there can be no assurance that it will be successful in these efforts. The future trends of all expenses are expected to be primarily driven by the Company’s ability to execute its business plans and continue to generate revenue. Furthermore, the Company’s ability to continue to fund operating expenses will depend on its ability to generate sufficient revenues and raise any necessary capital. There can be no assurance that the Company will be successful in doing so.

Financial Condition

The Company’s total assets as of March 31, 2022 and December 31, 2021 were $3,065,028 and $3,095,177, respectively, representing a decrease of $30,149, or 1%. Total liabilities as of March 31, 2022 and December 31, 2021 were $2,748,735 and $4,627,335, respectively, for a decrease of $1,878,600, or 41%. The significant change in the Company’s financial condition is attributable to the delivery of data center solutions and repayments and conversions of convertible debt during the three months ended March 31, 2022.

As a result of these transactions, the Company’s cash position increased from $831,209 to $1,517,613 during the three months ended March 31, 2022.

Off-Balance Sheet Arrangements

None.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not required for smaller reporting companies.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Disclosure controls and procedures are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-Q, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and is communicated to our management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our management concluded that, as of March 31, 2022, our disclosure controls and procedures were not effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2022 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

EDGE DATA SOLUTIONS, INC.

Date: May 16, 2022

	By:	/s/ Delray Wannemacher
Delray Wannemacher, Chairman and CEO
(Chairman of the Board and Principal Executive Officer)

Dated: May 16, 2022

	By:	/s/ Paul Manos
Paul Manos, Interim CFO
(Principal Financial and Accounting Officer)

Dated: May 16, 2022

	By:	/s/ Daniel Wong
Daniel Wong, President and Director

