Form 10-Q
period 2022-06-30
Edge Data Solutions, Inc.
filed 2022-08-12
CIK 1614826

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 12, 2022, there were outstanding 11,658,832 shares of our common stock, par value $0.0001 per share, 7,000,000 shares of the Company’s Class A Super Voting preferred stock, par value $0.001 per share, and 7,000,000 shares of the Company’s Class C preferred stock, par value $0.001 per share

EDGE DATA SOLUTIONS, INC.

FORM 10-Q for the Quarter Ended June 30, 2022

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

3

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Edge Data Solutions, Inc.

A Delaware Corporation

Financial Statements

As of June 30, 2022 (Unaudited) and for the Three and Six Months Then Ended (Unaudited)

Edge Data Solutions, Inc.

5

EDGE DATA SOLUTIONS, INC.

BALANCE SHEETS

	As of
	June 30, 2022	December 31, 2021
	(Unaudited)	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$858,721	$831,209
Accounts receivable	15,523	2,781
Deposits	151,329	2,161,683
Inventory	68,159	11,530
Crypto assets held	3,940	3,940
Other current assets	6,021	6,021
Prepaid expense	42,914	13,806
Total Current Assets	1,146,607	3,030,970

Non-Current Assets:
Right of use asset - finance lease	9,724	16,206
Intangible assets, net	40,000	-
Property and equipment, net	42,713	40,248
Construction in progress – data centers	90,741	-
Security deposit	7,753	7,753
Total Non-Current Assets	190,931	64,207

TOTAL ASSETS	$1,337,538	$3,095,177

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities:
Accounts payable	$493,246	$186,523
Accrued liabilities	277,126	451,944
Customer deposits	258,699	3,197,990
Deferred revenue	9,478	9,478
Convertible notes payable, short-term	100,000	749,500
Advances from related parties	-	11,968
Lease liability - finance, current portion	9,883	17,389
Total Current Liabilities	1,148,432	4,624,792

Non-Current Liabilities:
Lease liability - finance, non-current portion	-	2,543
Total Non-Current Liabilities	-	2,543

Total Liabilities	1,148,432	4,627,335

Commitments and Contingencies (Note 7)	-	-

Stockholders’ Deficiency:
Class A super majority voting preferred stock, $0.001 par value;10,000,000 shares authorized, 7,000,000 issued and outstanding with liquidation preference of $26,317 as of each, June 30,2022 and December 31, 2021.	7,000	7,000
Class C convertible preferred non-voting stock, $0.001 par value,10,000,000 shares authorized, 7,000,000 issued and outstanding with liquidation preference of $3,500 as of each, June 30, 2022 and December 31, 2021.	7,000	7,000
Common stock, $0.0001 par value; 150,000,000 shares authorized, 11,133,832 and 9,159,079 issued and outstanding as of June 30, 2022 and December 31, 2021, respectively.	1,113	916
Additional paid-in capital	1,472,150	792,635
Accumulated deficit	(1,298,157)	(2,339,709)
Total Stockholders’ Equity/(Deficiency)	189,106	(1,532,158)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIENCY)	$1,337,538	$3,095,177

See accompanying notes, which are an integral part of these financial statements.

EDGE DATA SOLUTIONS, INC.

STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues:
Data center infrastructure and equipment sales, net	$2,657,832	$763,371	$9,202,242	$797,440
Data center services, net	6,225	-	54,845	-
Computing revenues, net	-	12,709	-	29,483
Total Revenue	2,664,057	776,080	9,257,087	826,923

Cost of data center infrastructure and equipment sales	(1,943,739)	(641,174)	(6,408,321)	(660,458)
Cost of data center services	(4,980)	-	(38,864)	-
Cost of computing revenues	-	(18,917)	-	(36,567)
Total Cost of Revenue	(1,948,719)	(660,091)	(6,447,185)	(697,025)

Gross Profit	715,338	115,989	2,809,902	129,898

Operating Expenses:
Sales and marketing	253,172	11,856	292,529	14,476
General and administrative	369,223	82,674	554,707	127,754
Compensation - related party	206,250	76,795	838,001	117,500
Stock-based compensation expense	41,052	-	41,052	19,000
Depreciation expense	7,776	7,088	15,012	14,066
Total Operating Expenses	877,473	178,413	1,741,301	292,796

(Loss)/Income from operations	(162,135)	(62,424)	1,068,601	(162,898)

Other Income/(Expense):
Interest expense	(4,128)	(23,260)	(25,073)	(50,345)
Cryptocurrency mining income	-	5,320	-	10,067
(Loss)/Gain on disposal of cryptocurrency	(1,976)	537	(1,976)	478
Total Other Income/(Expense)	(6,104)	(17,403)	(27,049)	(39,800)

Net Income/(Loss)	$(168,239)	$(79,827)	$1,041,552	$(202,698)

Deemed dividend - Class C Preferred Stock (See Note 4)	(3,781,868)	-	(3,781,868)	-

Net (Loss) attributable to common stockholders	$(3,950,107)	$(79,827)	$(2,740,316)	$(202,698)

Net (Loss) per Common Share
Basic and diluted (Loss) per share attributable to common stockholders	$(0.36)	$(0.01)	$(0.26)	$(0.02)

Basic and diluted weighted average number of common shares outstanding	11,104,162	8,421,079	10,449,520	8,407,267

See accompanying notes, which are an integral part of these financial statements.

EDGE DATA SOLUTIONS, INC.

STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2022	2021
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net Income/(Loss)	$1,041,552	$(202,698)
Adjustments to reconcile net loss to net cash provided by/(used in) operating activities:
Depreciation	15,012	14,066
Stock-based compensation	41,052	19,000
Impairment of data center construction in progress	36,401	-
Changes in operating assets and liabilities:
Change in accounts receivable	(12,742)	162
Change in deposits	2,010,354	46,122
Change in crypto assets held	-	200
Change in inventory	(56,629)	-
Change in finance lease assets and liabilities	4,185	8,178
Change in other current assets	-	(1,353)
Change in prepaid expenses	(29,108)	2,579
Change in accounts payable	306,723	48,325
Change in accrued compensation - related party	-	(35,000)
Change in accrued liabilities	(174,818)	38,407
Change in customer deposits	(2,939,291)	56,533
Change in deferred revenue	-	5,943
Change in accrued interest related to note conversions	89,160	-
Net Cash Provided by/(Used in) Operating Activities	331,851	464

Cash Flows from Investing Activities
Purchase of property and equipment	(17,477)	(1,152)
Web development costs	(40,000)	-
Construction in progress – data centers	(127,142)	-
Net Cash (Used in) Investing Activities	(184,619)	(1,152)

Cash Flows from Financing Activities
Repayment of convertible note principal	(100,000)	-
Related party advances	100,194	38,957
Repayment of related party advances	(112,162)	(90,364)
Payments on finance lease	(7,752)	(7,752)
Net Cash (Used in)/Provided by Financing Activities	(119,720)	(59,159)

Net Change in Cash	27,512	(59,847)

Cash at Beginning of Period	831,209	80,368
Cash at End of Period	$858,721	$20,521

Supplemental Disclosure of Cash Flow Information:
Convertible debt principal and accrued interest converted to equity units	$638,660	$-

Supplemental Disclosure of Non-Cash Financing Activities:
Forgiveness of related party debt	$-	$-

See accompanying notes, which are an integral part of these financial statements.

EDGE DATA SOLUTIONS, INC.

STATEMENT OF STOCKHOLDERS’ DEFICIENCY

As of and for the three and six months ended June 30, 2021 (Unaudited)

	Common Stock		Class A Preferred		Class C Convertible Preferred		Additional
							Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficiency
Balance, March 31, 2021	8,421,079	$842	7,000,000	$7,000	7,000,000	$7,000	$652,489	$(1,533,505)	$(866,174)

Net loss								(79,827)	(79,827)
Balance, June 30, 2021 (unaudited)	8,421,079	$842	7,000,000	$7,000	7,000,000	$7,000	$652,489	$(1,613,332)	$(946,001)

Balance, December 31, 2020	8,321,079	$832	7,000,000	$7,000	7,000,000	$7,000	$633,499	$(1,410,634)	$(762,303)

Common shares issued as compensation	100,000	10					18,990		19,000
Net loss								(202,698)	(202,698)
Balance, June 30, 2021 (unaudited)	8,421,079	$842	7,000,000	$7,000	7,000,000	$7,000	$652,489	$(1,613,332)	$(946,001)

See accompanying notes, which are an integral part of these financial statements.

EDGE DATA SOLUTIONS, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY/(DEFICIENCY)

As of and for the three and six months ended June 30, 2022 (Unaudited)

	Common Stock		Class A Preferred		Class C Convertible Preferred		Additional		Stockholders’
							Paid-in	Accumulated	Equity/
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficiency)
Balance, March 31, 2022	10,983,832	$1,098	7,000,000	$7,000	7,000,000	$7,000	$1,431,113	$(1,129,918)	$316,293

Stock-based compensation expense	150,000	15					41,037		41,052
Net loss								(168,239)	(168,239)
Balance, June 30, 2022 (unaudited)	11,133,832	$1,113	7,000,000	$7,000	7,000,000	$7,000	$1,472,150	$(1,298,157)	$189,106

Balance, December 31, 2021	9,159,079	$916	7,000,000	$7,000	7,000,000	$7,000	$792,635	$(2,339,709)	$(1,532,158)

Debt conversions into equity units	1,824,753	182					638,478		638,660
Stock-based compensation expense	150,000	15					41,037		41,052
Net income								1,041,552	1,041,552
Balance, June 30, 2022 (unaudited)	11,133,832	$1,113	7,000,000	$7,000	7,000,000	$7,000	$1,472,150	$(1,298,157)	$189,106

See accompanying notes, which are an integral part of these financial statements.

EDGE DATA SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS

As of June 30, 2022 (Unaudited) and for the Three and Six months Then Ended (Unaudited)

NOTE 1: ORGANIZATION AND NATURE OF OPERATIONS

Edge Data Solutions, Inc. (the “Company,” “EDGE”), a Delaware Corporation, believes it is poised to be an industry-leading edge data center, cryptocurrency mining and cloud infrastructure provider. EDGE’s unique Edge Performance Platform (EPP) brings sustainable immersion-cooled high-performance computing to where it is needed most.

EPP offers efficient immersion-cooled computing power for a variety of applications, including sustainable cryptocurrency mining, edge computing. Long-term, opting for EPP significantly reduces investment, and certain edge computing applications require less up-front investment.

Industries that EDGE believes will benefit from low-latency technology with a lower carbon footprint include cryptocurrency mining, public and private cloud providers, edge cloud providers, data centers, high-performance computing providers, virtual desktop infrastructure providers, telecom, cybersecurity and disaster recovery providers, streaming providers, artificial intelligence innovators, colleges, hospitals, governments, and enterprise blockchain infrastructure providers.

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

Cash Equivalents and Concentration of Cash Balance

The Company considers all highly liquid securities with an original maturity of less than three months to be cash equivalents. The Company’s cash and cash equivalents in bank deposit accounts, at times, may exceed federally insured limits. As of June 30, 2022, and December 31, 2021, the Company’s cash balances exceeded federal insurance limits by $608,721 and $581,209, respectively.

EDGE DATA SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS

As of June 30, 2022 (Unaudited) and for the Three and Six Months Then Ended (Unaudited)

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

As of June 30, 2022 and December 31, 2021, the Company had $68,159 and $11,530 of inventory and had outstanding deposits of $151,329 and $2,161,683 with vendors for the purchase of equipment for resale to customers, all respectively. As of June 30, 2022 and December 31, 2021, respectively, these deposits consisted of:

●	$0 and $34,000 of equipment in transit and not yet delivered
●	$43,926 and $2,127,683 of equipment in production and not yet shipped or delivered to customers

As of June 30, 2022 and December 31, 2021, remaining costs of in-production equipment not yet shipped totaled $173,756 and $3,951,547, respectively. Terms with the Company’s vendors call for full payment prior to shipment when equipment is ready for delivery.

Property and Equipment

Property and equipment are stated at cost net of accumulated depreciation and amortization, and accumulated impairment, if any. Depreciation and amortization of property and equipment is provided using the straight-line method over estimated useful lives, which are all currently estimated at three years.

As of June 30, 2022 and December 31, 2021, the Company’s property and equipment consisted of $102,762 and $84,133 of computing equipment, net of $60,049 and $16,641 of accumulated depreciation, all respectively. Depreciation expense for three and six months ended June 30, 2022 and 2021 was $7,776 and $7,088 and $15,012 and $14,066, respectively.

Intangible Assets – Website Development Costs

The Company accounts for its website development costs in accordance with FASB Accounting Standards Codification ASC 350-40, Intangibles-Goodwill and Other, Internal-Use Software, and ASC 350-50, Intangibles-Goodwill and Other, Website Development Costs. During the infrastructure development stage of its website, the Company capitalizes development and other costs associating with preparing the website for use. When the website or an individual module of the website is ready for its internal use, amortization will begin on a straight-line basis over its estimated useful life. The Company estimates that the website’s estimated useful life will be approximately three years, after taking into account the effects of obsolescence, technology, competition and other economic factors.

During the six months ended June 30, 2022, the Company capitalized $40,000 of web development costs pertaining to a new website. The website was not yet in service as of June 30, 2022, and the Company therefore recognized no amortization expense for the three and six months ended June 30, 2022.

Long-Lived Assets

The Company evaluates the recoverability of its long-lived assets whenever events or changes in circumstances have indicated that an asset may not be recoverable. Long-lived assets are grouped with other assets at the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. If the sum of the projected undiscounted cash flows is less than the carrying value of the assets, the assets are written down to the estimated fair value. As of June 30, 2022, the Company determined that its long-lived assets have not been impaired.

Accounts Payable and Accrued Liabilities

Accounts payable consisted of $26,424 and $74,434 of liabilities incurred by the issuer prior to the merger as of June 30, 2022 and December 31, 2021, respectively. The remaining accounts payable consisted of amounts due to vendors for delivered product, professional services and various other general and administrative expenses incurred after the acquisition.

As of June 30, 2022 and December 31, 2021, accrued liabilities consisted of the following:

	As of
	June 30,	December 31,
	2022	2021
	(Unaudited)
State and local tax liabilities	$98,092	$201,559
Accrued interest	35,303	119,889
Payroll liabilities	114,139	117,976
Reserve for Sales Returns	-	-
Accrued expenses	-	6,967
Accrued commissions	29,592	5,553

Total accrued liabilities	$277,126	$451,944

EDGE DATA SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS

As of June 30, 2022 (Unaudited) and for the Three and Six Months Then Ended (Unaudited)

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

Level 1 – Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 1 primarily consists of financial instruments whose value is based on quoted market prices such as exchange-traded instruments and listed equities.

Level 2 – Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly (e.g., quoted prices of similar assets or liabilities inactive markets, or quoted prices for identical or similar assets or liabilities in markets that are not active).

Level 3 – Unobservable inputs for the asset or liability. Financial instruments are considered Level 3 when their fair values are determined using pricing models, discounted cash flows or similar techniques and at least one significant model assumption or input is unobservable.

The carrying amounts reported in the balance sheets approximate their fair value.

Revenue Recognition

The Company recognizes revenue under ASC 606, using the following five-step model, which requires that the Company: (1) identify a contract with the customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to performance obligations and (5) recognize revenue as performance obligations are satisfied. The Company’s revenue activities consist of:

1.	Data center infrastructure and equipment sales – The Company resells immersion-cooled data center products, equipment and project management services. Performance obligations include:

	●	Delivery of physical products
	●	Provision of any agreed-upon project management and other services
	●	Conclusion of defined period for any support services

2.	Computing – During the interim period ended June 30, 2021, the Company operated high performance servers to provide hardware acceleration for rendering farms to process 3D video rendering and other high-performance computing tasks. The Company’s performance obligation with respect to computing revenue is the provision of specified computing services to the client. The Company did not generate revenue from cloud computing services during the three or six months ended June 30, 2022.

During the three and six months ended June 30, 2022 and 2021, the Company recognized $0 and $12,709 and $0 and $29,483 of revenue from its customers’ usage of computing credits, with associated costs of $0 and $18,917 and $0 and $36,567, all respectively. The Company further recognized a deferred revenue liability of $9,478 and $9,478, respectively for prepaid usage credits not yet used by its customers as of June 30, 2022 and December 31, 2021, respectively.

As of June 30, 2022 and December 31, 2021, the Company recognized $258,699 and $3,197,990, in deposits representing cash paid by customers for data center infrastructure products to be delivered in subsequent periods and had corresponding deposits with vendors of $151,329 and $2,161,683 for product to be delivered, all respectively.

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

As of June 30, 2022 and December 31, 2021, the carrying value of crypto assets held by the Company was $3,940 and $3,940, respectively. During the three months ended June 30, 2022, the Company recognized a loss of $1,976 related to the collection and immediate liquidation of cryptocurrency as payment for a customer order.

Cryptocurrency Income

The Company records cryptocurrency generated, net of fees and valuation adjustments, as other income and classifies the cryptocurrency as crypto assets held at cost in its balance sheets. When the company sells its cryptocurrencies, it recognizes a gain or loss for the difference between original cost and the selling price, net of fees. The Company generated no cryptocurrency income and did not record an impairment loss during the three and six months ended June 30, 2022.

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

Net (Loss) per Common Share

Basic net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents.

For the three and six months ended June 30, 2022, certain potentially dilutive securities and derivatives were excluded from the computation of diluted loss per share as the effect would be to reduce the net loss per common share. Therefore, the weighted-average common stock outstanding used to calculate both basic and diluted net loss per share is the same for these loss periods. The following table sets forth the net loss per common share computation for the three and six months ended June 30, 2022:

		Weighted Average
	Net Income	Common Shares	Per Share
	(Numerator)	(Denominator)	Amount

Three Months Ended June 30, 2022 (Unaudited)
Basic and Diluted (Loss) Per Common Share
(Loss) available to common stockholders	$(3,950,107)	11,104,162	$(0.36)
Six Months Ended June 30, 2022 (Unaudited)
Basic and Diluted (Loss) Per Common Share
(Loss) available to common stockholders	$(2,740,316)	10,449,520	$(0.26)

EDGE DATA SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS

As of June 30, 2022 (Unaudited) and for the Three and Six Months Then Ended (Unaudited)

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

NOTE 3: GOING CONCERN

As shown in the accompanying financial statements as of June 30, 2022, the Company had $858,721 of cash, has incurred substantial historical operating losses, and had an accumulated deficit of $1,298,157. Furthermore, the Company’s revenue history is limited, the Company is currently not on a trajectory to meet originally anticipated revenues for 2022, and there can be no assurances of future revenues or sufficient profits to fund operations.

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

NOTE 4: STOCKHOLDERS’ EQUITY/(DEFICIENCY)

Class A Preferred Super Majority Voting Stock

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

As of June 30, 2022, 7,000,000 shares of Class A Preferred Stock were issued and outstanding.

The Company has not currently authorized a Class B designation of Preferred Stock.

EDGE DATA SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS

As of June 30, 2022 (Unaudited) and for the Three and Six Months Then Ended (Unaudited)

Class C Preferred Non-Voting Stock

The Company has designated ten million (10,000,000) shares of its preferred stock, par value $0.001 as Class C Convertible Preferred Non-Voting Stock (“Class C”). As amended and filed with the State of Delaware on December 17, 2020, each share of Class C would have been convertible into one (1) share of common stock. In mid-2021, the State of Delaware rejected the December 17, 2020 amendment, as filed. On April 13, 2022, the Company elected to not adjust or re-file the amendment, resulting in the Class C Preferred shares retaining the original conversion rate of five (5) common shares per Class C share. Although the change was never deemed effective by the State of Delaware, the Company previously accrued the change on the filing date for US GAAP accounting purposes and has deemed the subsequent termination of efforts as a separate transaction solely for US GAAP accounting purposes. Therefore, for accounting purposes, the Company presented the change as a deemed dividend of $3,781,868, based on the price of recent private transactions of the Company’s common stock and adjusted for dilutive effects.

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

As of June 30, 2022, 7,000,000 shares of Class C Preferred Stock were issued and outstanding.

Common Stock

The Company is authorized to issue 150,000,000 shares of common stock. All common stock shares have full dividend and voting rights. However, it is not anticipated that the Company will be declaring dividends in the foreseeable future.

In April 2022, the Company agreed to issue 50,000 fully vested common shares to an employee and 100,000 fully vested common shares to an advisor for services rendered.

As of June 30, 2022, the Company had 11,133,832 common shares outstanding.

Warrants

The following table sets forth the Company’s warrant activity through June 30, 2022:

	Warrants	Shares Under Warrant	Term	Exercise Price	Remaining Life
Balance, December 31, 2021	627,862	1,255,724

Class B Warrants Issued as part of equity units from debt conversions – February 28, 2022	1,824,751	1,824,751	3 years	$1.00	35 months

Balance, June 30, 2022 (Unaudited)	2,452,613	3,080,475

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

Stock Options

The Company has reserved 446,054 shares for its options pool.

In April 2022, the Company agreed to issue 200,000 options to an employee for services rendered. The options expire in 10 years, have a strike price of $1.00, and vest ratably over 24 months, beginning in May 2022. Using the following inputs, the Company estimated the aggregate value of the grant to be $14,211 based on the following inputs:

●	Time to Maturity: 5 years
●	Risk-Free Rate: 2.56%
●	Volatility: 103%

The following tables set forth the Company’s options activity through June 30, 2022 and options attributes as of June 30, 2022:

Outstanding, December 31, 2021	-

Granted	-
Exercised	-
Forfeited	-
Outstanding, March 31, 2022 (unaudited)	-

Granted	200,000
Exercised	-
Forfeited	-
Outstanding, June 30, 2022 (unaudited)	200,000

As of
June 30, 2022
(Unaudited)
Weighted average contractual remaining term – options outstanding (years)	9.8
Aggregate intrinsic value – options outstanding	$-
Options exercisable	16,667
Aggregate intrinsic value – options exercisable	$-
Weighted average contractual remaining term – options exercisable	9.8

NOTE 5: RELATED PARTY TRANSACTIONS

During the three and six months ended June 30, 2022, the Company recognized compensation expense totaling $96,250 and $382,500 to its CEO, $77,500 and $383,001 to its President, $34,500 and $66,500 to Synergia CPA, LLC and $3,000 and $6,000 to Synergia Technology Services, LLC, both entities fully owned and controlled by the CFO, for contract CFO and various accounting and IT services furnished to EDGE.

During the six months ended June 30, 2022, the Company’s CEO, President and CFO paid expenses on behalf of the Company totaling $63,546, $22,275 and $13,077, and the Company repaid $66,704, $31,085 and $14,373 of related party advances, including previous amounts advanced to the company, all respectively. Of amounts repaid, $1,297 pertained to accounts payable due to Synergia Technology Services, LLC. As of June 30, 2022, the Company was indebted to the CEO for $0, the President for $0 and the CFO for $0, all respectively, for expenses paid on behalf of the company. As of June 30, 2022, the Company did not owe accrued compensation to the CEO, President and CFO.

EDGE DATA SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS

As of June 30, 2022 (Unaudited) and for the Three and Six Months Then Ended (Unaudited)

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

As of June 30, 2022 and December 31, 2021, the Company owed $100,000 and $749,500 in outstanding principal on convertible notes, respectively. The Company is currently in default on the $100,000 note, but it is working with the noteholder to resolve the default.

During the three and six months ended June 30, 2022, the Company recognized $3,740 and $23,740 of interest expense on convertible debt, respectively. As of June 30, 2022 and December 31, 2021, outstanding accrued interest on convertible debt totaled $35,303 and $149,389, respectively.

NOTE 7: CONCENTRATIONS, COMMITMENTS AND CONTINGENCIES

During the three months ended June 30, 2022, the following customer concentrations existed in the Company’s data center solutions revenues:

●	Customer A: 83%
●	Customer B: 16%

During the three months ended June 30, 2022, the following vendors represented significant concentrations in the Company’s costs of data center solutions provided to customers:

●	Vendor A: 43%
●	Vendor B: 38%
●	Vendor C: 16%

The loss of or disruption to the Company’s relationships with these customers or vendors may be detrimental to the Company’s operations.

As of the date of this filing, the Company has terminated its relationship with Midas Green Technologies, LLC (Vendor A on the preceding table), a major supplier of its immersion cooling tanks. While the Company has engaged a new manufacturer for its new tank line, unforeseen circumstances, such as materials availability, manufacturing issues or otherwise may hinder the Company’s ability to sell and deliver products to its customers, which may result in lost revenues and other losses. Furthermore, the Company may sustain legal costs in the event legal action arises from the termination.

Management has determined that no other significant concentrations, commitments, or contingencies existed as of June 30, 2022.

EDGE DATA SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS

As of June 30, 2022 (Unaudited) and for the Three and Six Months Then Ended (Unaudited)

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

During the three months ended June 30, 2022, the Company paid a total of $3,876, including $3,485 of principal and $391 of interest, to the lessor and recognized $3,241 of lease expense for the three months ended June 30, 2022.

As of June 30, 2022, lease-related assets and liabilities consisted of:

Assets
Prepaid expense	$785
Right of use asset – finance lease	9,724
Security deposit	7,753
Total lease-related assets	$18,262

Liabilities
Lease liability – finance, current portion	$9,883
Lease liability – finance, non-current portion	-
Total lease-related liabilities	$9,883

Future maturities of the lease liability are as follows:

2022 (Q2-Q4)	$7,340
2023	2,543
Total future maturities	$9,883

EDGE DATA SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS

As of June 30, 2022 (Unaudited) and for the Three and Six Months Then Ended (Unaudited)

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

In March 2022, the total amount of the contract was reduced by $86,347 as a result of a change order, for a new total sale price of $8,987,753.

Delivery commitments under this agreement range from 3-19 weeks from the date of execution, and the agreement provides for penalties paid by Company of $5,000 for each day in the event deliveries are ten or more days late and penalties of $10,000 per day after fifteen days past the estimated delivery date. Certain portions of the equipment have been delivered beyond the original 19-week window due to unforeseen customer-imposed logistics and collections delays and the extensive replacement of faulty infrastructure resulting from a supplier’s shipments of faulty equipment. Management believes that the Company’s exposure to penalties will not exceed the $627,245 current outstanding balance due from the customer. However, in the event the customer does seek to impose all penalties, management estimates the Company’s exposure to direct contract-related penalties would range from $740,000 to $810,000, while the customer may claim as much as $1.3 million.

Under this agreement, the Company warrants that the failure rate for miners in the liquid immersion-cooling system will not materially exceed that of miners in an air-cooled system. In the event that the cause of miner failures within three years of the date of delivery is proximally linked to the liquid immersion cooling systems, the Company is liable to the Customer for liquidated damages equal to the purchase price less accumulated depreciation to date based on a five-year schedule. Management is currently evaluating estimates and any accounting impacts to future periods of this arrangement.

Through the date of this filing, the Company has collected $8,360,508. Management re-evaluated collectability under ASC 606, given the aforementioned significant facts and circumstances, and believes it is unlikely the Company will collect the $627,245 outstanding balance. Further, management believes this collectability issue is effectively a renegotiation of the purchase price. As such, the Company discontinued revenue recognition beyond the $8,360,508 collected.

NOTE 10: CONSTRUCTION IN PROGRESS – DATA CENTERS

During the six months ended 2022, the Company made total payments of $127,142 for data center related infrastructure, equipment and labor and installation costs for data center construction in progress for the following two sites:

●	Site A (Colorado Springs, Colorado) - $90,741
●	Site B (Carlsbad, California) - $36,401 – Impaired, as set forth below.

Since the assets are not yet ready for service and have not been placed in service, the Company has capitalized them and evaluates them for impairment at the end of each reporting period. The Company does not own the underlying real estate and is heavily dependent upon continued access to and permission to use such sites. Agreements between management and site ownership are currently informal and may change at any time, which could result in impairment of the Company’s assets at such sites.

Management evaluated the construction in progress for impairment as of June 30, 2022 and determined that the Company would unlikely be able to proceed with or continue to access Site B, given the circumstances discussed with the customer in Note 9. As a result, management deemed this construction in progress to be fully impaired as of June 30, 2022 and wrote off the $36,401 of costs pertaining to Site B to cost of goods sold, as this build-out was linked directly to the sale connected in Note 9, and the customer retained the infrastructure and equipment.

As of June 30, 2022, in-progress construction on data centers totaled $90,741.

NOTE 11: RECENT ACCOUNTING PRONOUNCEMENTS

Management does not believe that any recently issued, but not yet effective, accounting standards could have a material effect on the accompanying financial statements. As new accounting pronouncements are issued, we will adopt those that are applicable under the circumstances.

NOTE 12: SUBSEQUENT EVENTS

In July 2022, the Company issued a total of 475,000 common shares and 200,000 options to purchase common stock to members of its Board of Directors as compensation for services rendered. Of the shares issued, 125,000 were issued to the CEO who also serves as the Chairman, and 125,000 were issued to the President who is also a Director.

In July 2022, the Company issued 100,000 common shares to advisors for services rendered.

Management has evaluated significant subsequent events through the date these financial statements were issued and has identified no other significant events requiring further disclosure.

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

Business Description

Edge Data Solutions, Inc., a Delaware Corporation, believes it is poised to be an industry-leading edge data center, cryptocurrency mining and cloud infrastructure provider. EDGE’s unique Edge Performance Platform (EPP) brings sustainable immersion-cooled high-performance computing to where it is needed most.

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

EPP serves efficient immersion-cooled computing power for a variety of applications, including sustainable cryptocurrency mining, edge computing. Long-term, opting for EPP significantly reduces investment, and certain edge computing applications require less up-front investment.

Industries that will benefit from low-latency technology with a lower carbon footprint include cryptocurrency mining, public and private cloud providers, edge cloud providers, data centers, high-performance computing providers, virtual desktop infrastructure providers, telecom, cybersecurity and disaster recovery providers, streaming providers, artificial intelligence innovators, colleges, hospitals, governments, and enterprise blockchain infrastructure providers.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. However, certain conditions raise substantial doubt about the Company’s ability to do so. The Company has incurred substantial operating losses in its history and has an accumulated deficit of $1,298,157. Furthermore, the Company’s revenue history is limited, the Company is currently not on a trajectory to meet originally anticipated revenues for 2022, and there can be no assurances of future revenues or sufficient profits to fund operations.

As of June 30, 2022, we had approximately $858,721 of cash on hand. Currently, cash required to sustain core operations each month is $225,000, excluding one-time expenses, and we anticipate that cash requirement will significantly increase over the next twelve months. We have few customers and are highly dependent on revenue growth and external capital to continue to execute on our business plan. Any lack of sufficiently profitable sales, changes in market conditions, or difficulty obtaining capital could be detrimental to operations and our efforts to execute on the business plan.

Operating results for the three months ended June 30, 2022 and 2021:

During the three months ended June 30, 2022, the Company generated revenues of $2,664,057 from operations, compared to $776,080 for the three months ended June 30, 2021, an increase of $1,887,977 or 243%. This increase is primarily a result of ongoing deliveries on sales of data center solutions. The Company anticipates future revenue from its current efforts, but there can be no assurances that such efforts will be sufficient or successful.

For the three months ended June 30, 2022, costs of net revenues were $1,948,719, compared to $660,091 for the three months ended June 30, 2021, for an increase of $1,288,628, or 195%. The change is a result of direct costs associated with the Company’s data center sales.

As a result of the changes in revenues and cost of net revenues discussed above, the Company’s gross profit was $715,338 and $115,989, an increase of $599,349 or 517%, for the three months ended June 30, 2022 and 2021, respectively.

For the three months ended June 30, 2022, selling, general and administrative expenses were $622,395, as compared to $94,530 during the three months ended June 30, 2021, an increase of $527,865, or 558%. The increase in these expenses was attributable to increased costs to support significantly increased operations.

The Company recognized stock-based compensation expense of $41,052 for the three months ended June 30, 2022, as compared to $0 for the three months ended June 30, 2021, for an increase of $41,052, or 100%. This increase resulted from the Company’s hiring efforts and entry into an advisory agreement resulting in stock-based compensation during the three months ended June 30, 2022.

During the three months ended June 30, 2022, the Company recognized $7,776 of depreciation expense, as compared to $7,088, for an increase of $688 or 10%, during the three months ended June 30, 2021, as a result of additional purchases of computing equipment.

During the three months ended June 30, 2022, the Company recognized $4,128 of interest expense, as compared to $23,260 for the three months ended June 30, 2021. The decrease of $19,132, or 82%, is a result of the repayment of $100,000 and conversion of $549,500 of convertible debt in February 2022, leaving $100,000 of convertible debt outstanding during Q2 2022.

The Company also generated cryptocurrency mining income of $0 and a loss of $1,976 on the sale of cryptocurrency during the three months ended June 30, 2022, as compared to $5,320 and a gain of $537, respectively during the three months ended June 30, 2021. The change was a result of the Company not mining cryptocurrency during the three months ended June 30, 2022 and collection and immediate liquidation of cryptocurrency for a customer payment in June 2022.

As a result of the changes in operating expenses and other expenses, the Company generated a net loss of $168,239 for the three months ended June 30, 2022, as compared to a net loss of $79,827 for the three months ended June 30, 2021, a change of $88,412, or 111%.

The future trends of all expenses are expected to be primarily driven by the Company’s ability to execute its business plans. Furthermore, the Company’s ability to continue to fund operating expenses will depend on its ability to raise capital, continue to generate revenue and experience revenue growth. There can be no assurance that the Company will be successful in doing so.

Operating results for the six months ended June 30, 2022 and 2021:

During the six months ended June 30, 2022, the Company generated revenues of $9,257,087 from operations, compared to $826,923 for the six months ended June 30, 2021, an increase of $8,430,164 or 1,019%. This increase is driven by deliveries on sales of data center solutions. The Company anticipates future revenue from its current efforts, but there can be no assurances that such efforts will be sufficient or successful.

For the six months ended June 30, 2022, costs of net revenues were $6,447,185, compared to $697,025 for the six months ended June 30, 2021, for an increase of $5,750,160, or 825%. The change is a result of direct costs associated with the Company’s data center sales.

As a result of the changes in revenues and cost of net revenues discussed above, the Company’s gross profit was $2,809,902 and $129,898, an increase of $2,680,004 or 2,063%, for the six months ended June 30, 2022 and 2021, respectively.

For the six months ended June 30, 2022, selling, general and administrative expenses were $847,236, as compared to $142,230 during the six months ended June 30, 2021, an increase of $705,006, or 496%. The increase in these expenses was attributable to increased costs to support significantly increased operations.

The Company recognized stock-based compensation expense of $41,052 for the six months ended June 30, 2022, as compared to $19,000 for the six months ended June 30, 2021, for an increase of $22,052, or 116%. This increase resulted from the Company’s hiring efforts and entry into an advisory agreement resulting in stock-based compensation during the six months ended June 30, 2022.

During the six months ended June 30, 2022, the Company recognized $15,012 of depreciation expense, as compared to $14,066, for an increase of $946 or 7%, during the six months ended June 30, 2021, as a result of additional purchases of computing equipment.

During the six months ended June 30, 2022, the Company recognized $25,073 of interest expense, as compared to $50,345 for the six months ended June 30, 2021. The decrease of $25,272, or 50%, is a result of the repayment of $100,000 and conversion of $549,500 of convertible debt in February 2022.

The Company also generated cryptocurrency mining income of $0 and a loss of $1,976 on the sale of cryptocurrency during the six months ended June 30, 2022, as compared to $10,067 and a gain of $478, respectively during the six months ended June 30, 2021. The change was a result of the Company not mining cryptocurrency during the six months ended June 30, 2021 and collection and immediate liquidation of cryptocurrency for a customer payment in June 2022.

As a result of the changes in operating expenses and other expenses, the Company generated net income of $1,041,552 for the six months ended June 30, 2022, as compared to a net loss of $202,698 for the six months ended June 30, 2021, a change of $1,244,250, or 614%.

The future trends of all expenses are expected to be primarily driven by the Company’s ability to execute its business plans. Furthermore, the Company’s ability to continue to fund operating expenses will depend on its ability to raise capital, continue to generate revenue and experience revenue growth. There can be no assurance that the Company will be successful in doing so.

Liquidity and Capital Resources

The Company’s cash position at June 30, 2022 increased by $27,512 to $858,721, as compared to a balance of $831,209, as of December 31, 2021. The increase in cash for the six months ended June 30, 2022 was attributable to net cash provided by operating activities of $331,851, $184,619 of net cash used in investing activities, and net cash used in financing activities of $119,720.

As of June 30, 2022, the Company had deficit in working capital of $1,825, compared to a deficit in working capital of $1,593,822 at December 31, 2021, representing an increase in working capital of $1,591,997, which was largely attributable to sales-related cash inflows and repayments and conversions of outstanding short-term convertible notes.

Net cash provided by operating activities of $331,851 during the six months ended June 30, 2022, as compared to net cash of $464 provided by operating activities for the six months ended June 30, 2021, was primarily attributable to payments related to increased sales in 2022, as compared to 2021.

Net cash used in investing activities of $184,619 for the six months ended March 31,2022, as compared to $1,152 of cash used by investing activities for the six months ended June 30, 2021, was attributable to the Company acquiring less data center equipment in 2021 and payments made related to prospective joint ventures data center sites at which the Company plans to perform research and development and roll out cloud services.

Net cash used in financing activities was $119,720 during the six months ended June 30, 2022, as compared to net cash used in financing activities of $59,159 during the six months ended June 30, 2021, was primarily a result of the repayment of a convertible note.

As reported in the accompanying consolidated financial statements, for the six months ended June 30, 2022 and 2021, the Company generated net income of $1,041,552 and incurred a net loss of $202,698, respectively. The Company’s ability to continue as a going concern is dependent upon its ability to continue to generate sufficiently profitable revenue and its ability to raise capital in the event it does not generate revenue. It intends to finance its future operating activities and its near-term working capital needs through the sale of immersion-cooled data center solutions and through additional capital. The sale of equity and entry into other future financing arrangements may result in dilution to stockholders and those securities may have rights senior to those of common shares. If the Company raises additional funds through the issuance of convertible notes or other debt financing, these activities or other debt could contain covenants that would restrict the Company’s operations. Any other third-party funding arrangements could require the Company to relinquish valuable rights. The Company will require additional capital beyond its currently anticipated needs. Additional capital, if available, may not be available on reasonable terms or at all.

While the Company has generated revenues, its revenues are currently comprised of few customers, and the loss of any significant customer could be detrimental to its ability to execute on its business plan. Furthermore, the Company has not met its projected revenue targets from 2022-to-date. The Company expects to continue to generate sufficiently profitable revenues, but there can be no assurance that it will be successful in these efforts. The future trends of all expenses are expected to be primarily driven by the Company’s ability to execute its business plans and continue to generate revenue. Furthermore, the Company’s ability to continue to fund operating expenses will depend on its ability to generate sufficient revenues and raise any necessary capital. There can be no assurance that the Company will be successful in doing so.

Financial Condition

The Company’s total assets as of June 30, 2022 and December 31, 2021 were $1,337,538 and $3,095,177, respectively, representing a decrease of $1,757,639, or 57%. Total liabilities as of June 30, 2022 and December 31, 2021 were $1,148,432 and $4,627,335, respectively, for a decrease of $3,478,903, or 75%. The significant change in the Company’s financial condition is attributable to the delivery of data center solutions and repayments and conversions of convertible debt during the six months ended June 30, 2022.

As a result of these transactions, the Company’s cash position increased from $831,209 to $858,721 during the six months ended June 30, 2022.

Off-Balance Sheet Arrangements

None.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not required for smaller reporting companies.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Disclosure controls and procedures are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-Q, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and is communicated to our management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our management concluded that, as of June 30, 2022, our disclosure controls and procedures were not effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2022 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

a. Exhibits

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Schema Document

101.CAL	Inline XBRL Calculation Linkbase Document

101.DEF	Inline XBRL Definition Linkbase Document

101.LAB	Inline XBRL Label Linkbase Document

101.PRE	Inline XBRL Presentation Linkbase Document

104	Cover Page Interactive Data File (Embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

EDGE DATA SOLUTIONS, INC.

Date: August 12, 2022

	By:	/s/ Delray Wannemacher
Delray Wannemacher, Chairman and CEO
(Chairman of the Board and Principal Executive Officer)

Dated: August 12, 2022

	By:	/s/ Paul Manos
Paul Manos, Interim CFO
(Principal Financial and Accounting Officer)

