Form 10-Q
period 2022-09-30
Edge Data Solutions, Inc.
filed 2022-11-14
CIK 1614826

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 14, 2022, there were outstanding 11,658,832 shares of our common stock, par value $0.0001 per share, 7,000,000 shares of the Company’s Class A Super Voting preferred stock, par value $0.001 per share, and 7,000,000 shares of the Company’s Class C preferred stock, par value $0.001 per share

EDGE DATA SOLUTIONS, INC.

FORM 10-Q for the Quarter Ended September 30, 2022

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

3

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Edge Data Solutions, Inc.

A Delaware Corporation

Financial Statements

As of September 30, 2022 (Unaudited) and for the Three and Nine months Then Ended (Unaudited)

Edge Data Solutions, Inc.

TABLE OF CONTENTS

Page
Condensed Financial Statements as of September 30, 2022 (Unaudited) and December 31, 2021 (Unaudited), and for the Three and Nine months Ended September 30, 2022 (Unaudited):
Balance Sheets (Unaudited)	6
Statements of Operations – for the Three and Nine months ended September 30, 2022 (Unaudited)	7
Statements of Cash Flows – For the Nine months ended September 30, 2022 (Unaudited)	8
Statement of Stockholders’ Deficiency – for the Three and Nine months ended September 30, 2021 (Unaudited)	9
Statement of Stockholders’ Equity/(Deficiency) – for the Three and Nine months ended September 30, 2022 (Unaudited)	10
Notes to Financial Statements (Unaudited)	11

EDGE DATA SOLUTIONS, INC.

BALANCE SHEETS

	As of
	September 30, 2022	December 31, 2021
	(Unaudited)	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$67,592	$831,209
Accounts receivable	15,523	2,781
Deposits	347,528	2,161,683
Inventory	27,050	11,530
Crypto assets held	3,940	3,940
Other current assets	6,021	6,021
Prepaid expense	30,966	13,806
Total Current Assets	498,620	3,030,970

Non-Current Assets:
Right of use asset - finance lease	6,482	16,206
Intangible assets, net	16,600	-
Property and equipment, net	6,668	40,248
Construction in progress – data centers	90,741	-
Security deposit	7,753	7,753
Total Non-Current Assets	128,244	64,207

TOTAL ASSETS	$626,864	$3,095,177

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities:
Accounts payable	$502,755	$186,523
Accrued liabilities	181,109	451,944
Customer deposits	540,028	3,197,990
Deferred revenue	9,478	9,478
Convertible notes payable, short-term	100,000	749,500
Advances from related parties	18,800	11,968
Lease liability - finance, current portion	6,284	17,389
Total Current Liabilities	1,358,454	4,624,792

Non-Current Liabilities:
Lease liability - finance, non-current portion	-	2,543
Total Non-Current Liabilities	-	2,543

Total Liabilities	1,358,454	4,627,335

Commitments and Contingencies (Note 7)	-	-

Stockholders’ (Deficiency):
Class A Super Majority Voting Preferred Stock, $0.001 par value; 10,000,000 shares authorized, 7,000,000 issued and outstanding with liquidation preference of $26,317 as of each, September 30, 2022 and December 31, 2021.	7,000	7,000
Class C Convertible Preferred Non-Voting Stock, $0.001 par value, 10,000,000 shares authorized, 7,000,000 issued and outstanding with liquidation preference of $3,500 as of each, September 30, 2022 and December 31, 2021.	7,000	7,000
Common stock, $0.0001 par value; 150,000,000 shares authorized, 11,658,832 and 9,159,079 issued and outstanding as of September 30, 2022 and December 31, 2021, respectively.	1,166	916
Additional paid-in capital	1,609,197	792,635
Accumulated deficit	(2,355,953)	(2,339,709)
Total Stockholders’ (Deficiency)	(731,590)	(1,532,158)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIENCY)	$626,864	$3,095,177

See accompanying notes, which are an integral part of these financial statements.

EDGE DATA SOLUTIONS, INC.

STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues:
Data center infrastructure and equipment sales, net	$53,745	$144,733	$9,255,987	$942,173
Data center services, net	33,500	-	88,345	-
Computing revenues, net	-	-	-	29,483
Total Revenue	87,245	144,733	9,344,332	971,656

Cost of data center infrastructure and equipment sales	(76,358)	(105,138)	(6,488,888)	(783,888)
Cost of data center services	-	-	(38,864)	-
Cost of computing revenues	-	(5,378)	-	(9,506)
Total Cost of Revenue	(76,358)	(110,516)	(6,527,752)	(793,394)

Gross Profit	10,887	34,217	2,816,580	178,262

Operating Expenses:
Sales and marketing	185,156	6,169	477,685	20,645
General and administrative	493,572	74,378	1,044,070	217,003
Compensation - related party	221,250	87,835	1,059,251	205,335
Stock-based compensation expense	137,100	121,980	178,152	140,980
Losses on property and equipment	21,323	-	21,323	-
Depreciation expense	5,523	7,165	20,535	21,231
Total Operating Expenses	1,063,924	297,527	2,801,016	605,194

(Loss)/Income from operations	(1,053,037)	(263,310)	15,564	(426,932)

Other Income/(Expense):
Interest expense	(4,759)	(22,921)	(29,832)	(73,266)
Cryptocurrency mining income	-	1,234	-	12,025
(Loss)/Gain on disposal of cryptocurrency	-	(3,285)	(1,976)	(2,807)
Total Other Income/(Expense)	(4,759)	(24,972)	(31,808)	(64,048)

Net (Loss)	$(1,057,796)	$(288,282)	$(16,244)	$(490,980)

Deemed dividend - Class C Preferred Stock (See Note 4)	-	-	(3,781,868)	-

Net (Loss) attributable to common stockholders	$(1,057,796)	$(288,282)	$(3,798,112)	$(490,980)

Net (Loss) per Common Share
Basic Income (Loss) per share attributable to common stockholders	$(0.09)	$(0.03)	$(0.35)	$(0.06)
Diluted Income (Loss) per share attributable to common stockholders	$(0.09)	$(0.03)	$(0.35)	$(0.06)

Basic weighted average number of common shares outstanding	11,625,408	8,803,144	10,845,790	8,540,676
Diluted weighted average number of common shares outstanding	11,625,408	8,803,144	10,845,790	8,540,676

See accompanying notes, which are an integral part of these financial statements.

EDGE DATA SOLUTIONS, INC.

STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
	2022	2021
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net (Loss)	$(16,244)	$(490,980)
Adjustments to reconcile net loss to net cash provided by/(used in) operating activities:
Depreciation	20,535	21,231
Stock-based compensation	178,152	140,980
Impairment of joint venture site	36,401	-
Losses on property and equipment	21,323	-
Changes in operating assets and liabilities:
Change in accounts receivable	(12,742)	(55,446)
Change in deposits	1,814,155	(10,961)
Change in crypto assets held	-	1,010
Change in inventory	(15,520)	(11,530)
Change in finance lease assets and liabilities	7,705	12,128
Change in other current assets	-	(1,353)
Change in prepaid expenses	(17,160)	2,841
Change in accounts payable	316,232	64,382
Change in accrued compensation - related party	-	(35,000)
Change in accrued liabilities	(270,835)	93,884
Change in customer deposits	(2,657,962)	391,555
Change in deferred revenue	-	8,443
Change in accrued interest related to note conversions	89,160	-
Net Cash (Used in)/Provided by Operating Activities	(506,800)	131,184

Cash Flows from Investing Activities
Purchase of property and equipment	(8,278)	(1,152)
Web development costs	(16,600)	-
Investments in joint ventures	(127,142)	-
Net Cash (Used in) Investing Activities	(152,020)	(1,152)

Cash Flows from Financing Activities
Repayment of convertible note principal	(100,000)	-
Related party advances	125,039	60,182
Repayment of related party advances	(118,207)	(111,692)
Payments on finance lease	(11,629)	(11,629)
Net Cash (Used in)/Provided by Financing Activities	(104,797)	(63,139)

Net Change In Cash	(763,617)	66,893

Cash at Beginning of Period	831,209	80,368
Cash at End of Period	$67,592	$147,261

Supplemental Disclosure of Cash Flow Information:
Convertible debt principal and accrued interest converted to equity units	$638,660	$-

See accompanying notes, which are an integral part of these financial statements.

EDGE DATA SOLUTIONS, INC.

STATEMENT OF STOCKHOLDERS’ DEFICIENCY

As of and for the three and nine months ended September 30, 2021 (Unaudited)

	Common Stock		Class A Preferred		Class C Convertible Preferred		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficiency
Balance, June 30, 2021 (unaudited)	8,421,079	$842	7,000,000	$7,000	7,000,000	$7,000	$652,489	$(1,613,332)	$(946,001)

Common shares issued as compensation	642,000	64					121,916		121,980
Net loss								(288,282)	(288,282)
Balance, September 30, 2021 (unaudited)	9,063,079	$906	7,000,000	$7,000	7,000,000	$7,000	$774,405	$(1,901,614)	$(1,112,303)

Balance, December 31, 2020	8,321,079	$832	7,000,000	$7,000	7,000,000	$7,000	$633,499	$(1,410,634)	$(762,303)

Common shares issued as compensation	742,000	74					140,906		140,980
Net loss								(490,980)	(490,980)
Balance, September 30, 2021 (unaudited)	9,063,079	$906	7,000,000	$7,000	7,000,000	$7,000	$774,405	$(1,901,614)	$(1,112,303)

See accompanying notes, which are an integral part of these financial statements.

EDGE DATA SOLUTIONS, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY/(DEFICIENCY)

As of and for the three and nine months ended September 30, 2022 (Unaudited)

	Common Stock		Class A Preferred		Class C Convertible Preferred		Additional Paid-in	Accumulated	Stockholders’ Equity/
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficiency)
Balance, June 30, 2022 (unaudited)	11,133,832	$1,113	7,000,000	$7,000	7,000,000	$7,000	$1,472,150	$(1,298,157)	$189,106

Stock-based compensation expense	525,000	53					137,047		137,100
Net (loss)								(1,057,796)	(1,057,796)
Balance, September 30, 2022 (unaudited)	11,658,832	$1,166	7,000,000	$7,000	7,000,000	$7,000	$1,609,197	$(2,355,953)	$(731,590)

Balance, December 31, 2021	9,159,079	$916	7,000,000	$7,000	7,000,000	$7,000	$792,635	$(2,339,709)	$(1,532,158)

Debt conversions into equity units	1,824,753	182					638,478		638,660
Stock-based compensation expense	675,000	68					178,084		178,152
Net (loss)								(16,244)	(16,244)
Balance, September 30, 2022 (unaudited)	11,658,832	$1,166	7,000,000	$7,000	7,000,000	$7,000	$1,609,197	$(2,355,953)	$(731,590)

See accompanying notes, which are an integral part of these financial statements.

EDGE DATA SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS

As of September 30, 2022 (Unaudited) and for the Three and Nine months Then Ended (Unaudited)

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

Cash Equivalents and Concentration of Cash Balance

The Company considers all highly liquid securities with an original maturity of less than three months to be cash equivalents. The Company’s cash and cash equivalents in bank deposit accounts, at times, may exceed federally insured limits. As of September 30, 2022, and December 31, 2021, the Company’s cash balances exceeded federal insurance limits by $0 and $581,209, respectively.

EDGE DATA SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS

As of September 30, 2022 (Unaudited) and for the Three and Nine months Then Ended (Unaudited)

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

Deposits

From time to time, the Company makes payments to vendors, resulting in classification as deposits on the company’s balance sheets until the vendors have delivered the goods and services. As of September 30, 2022 and December 31, 2022, the company’s deposits with vendors totaled $347,528 and $2,161,683 and consisted of the following:

	As of
	September 30,	December 31,
	2022	2021
	(Unaudited)	(Unaudited)
Deposits on inventory	$240,125	$2,161,683
Deposits on enterprise computing equipment	79,673	-
Deposit on manufacturer’s tooling fee	27,730	-
Total accrued liabilities	$347,528	$2,161,683

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

As of September 30, 2022 and December 31, 2021, the Company had $27,050 and $11,530 of inventory and had outstanding deposits of $240,125 and $2,161,683 with vendors for the purchase of equipment for resale to customers, all respectively. As of September 30, 2022 and December 31, 2021, respectively, these deposits consisted of:

●	$0 and $34,000 of equipment in transit and not yet delivered
●	$240,125 and $2,127,683 of equipment in production and not yet shipped or delivered to customers

As of September 30, 2022 and December 31, 2021, total remaining costs of equipment not yet shipped and services yet to be provided totaled $225,893 and $3,951,547, respectively. These costs are included in the Deposits item on the Company’s balance sheets. Terms with the Company’s vendors call for full payment prior to shipment when equipment is ready for shipment.

Property and Equipment

Property and equipment are stated at cost net of accumulated depreciation and amortization, and accumulated impairment, if any. Depreciation and amortization of property and equipment is provided using the straight-line method over estimated useful lives, which are all currently estimated at three years.

In September 2022, the facility holding the Company’s server equipment flooded, resulting in the impairment of $85,285 of server equipment. The Company recorded a net loss of $21,321 on impairment during the three months ended September 30, 2022. Additionally, the Company repurposed $9,199 of equipment for research and development purposes during the quarter.

As of September 30, 2022 and December 31, 2021, the Company’s property and equipment consisted of $8,278 and $84,133 of computing equipment, net of $1,610 and $37,872 of accumulated depreciation, all respectively. Depreciation expense for three and nine months ended September 30, 2022 and 2021 was $5,523 and $20,535 and $7,165 and $21,231, respectively.

Intangible Assets – Website Development Costs

The Company accounts for its website development costs in accordance with FASB Accounting Standards Codification ASC 350-40, Intangibles-Goodwill and Other, Internal-Use Software, and ASC 350-50, Intangibles-Goodwill and Other, Website Development Costs. During the infrastructure development stage of its website, the Company capitalizes development and other costs associated with preparing the website for use. When the website or an individual module of the website is ready for its internal use, amortization will begin on a straight-line basis over its estimated useful life. The Company estimates that the website’s estimated useful life will be approximately three years, after taking into account the effects of obsolescence, technology, competition and other economic factors.

During the nine months ended September 30, 2022, the Company capitalized $56,600 of web development costs pertaining to a new website. In August 2022, the Company terminated its relationship with the original website developers, resulting in loss of the in-progress website. Accordingly, the Company expensed $40,000 of capitalized costs to sales and marketing expenses during the three and nine months ended September 30, 2022. The remaining $16,600 of capitalized website costs as of September 30, 2022 consisted of payments to a new website developer for a new in-progress website. The website was not yet fully in service as of September 30, 2022, and the Company therefore recognized no amortization expense for the three and nine months ended September 30, 2022.

Long-Lived Assets

The Company evaluates the recoverability of its long-lived assets whenever events or changes in circumstances have indicated that an asset may not be recoverable. Long-lived assets are grouped with other assets at the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. If the sum of the projected undiscounted cash flows is less than the carrying value of the assets, the assets are written down to the estimated fair value. As of September 30, 2022, the Company determined that its long-lived assets have not been impaired.

Accounts Payable and Accrued Liabilities

Accounts payable consisted of $26,424 and $74,434 of liabilities incurred by the issuer prior to the merger as of September 30, 2022 and December 31, 2021, respectively. The remaining accounts payable consisted of amounts due to vendors for delivered product, professional services and various other general and administrative expenses incurred after the acquisition.

As of September 30, 2022 and December 31, 2021, accrued liabilities consisted of the following:

	As of
	September 30,	December 31,
	2022	2021
	(Unaudited)	(Unaudited)
State and local tax liabilities	$2,317	$201,559
Accrued interest	39,084	119,889
Payroll liabilities	113,094	117,976
Reserve for Sales Returns	-	-
Accrued expenses	-	6,967
Accrued commissions	26,614	5,553

Total accrued liabilities	$181,109	$451,944

EDGE DATA SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS

As of September 30, 2022 (Unaudited) and for the Three and Nine months Then Ended (Unaudited)

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

Level 2 – Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly (e.g., quoted prices of similar assets or liabilities in inactive markets, or quoted prices for identical or similar assets or liabilities in markets that are not active).

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

Revenue Recognition

The Company recognizes revenue under ASC 606, using the following five-step model, which requires that the Company: (1) identify a contract with the customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to performance obligations and (5) recognize revenue as performance obligations are satisfied. The Company’s revenue activities consist of:

1.	Data center infrastructure and equipment sales – The Company resells immersion-cooled data center products, equipment and project management services. Performance obligations include:

	●	Delivery of physical products
	●	Provision of any agreed-upon project management and other services
	●	Conclusion of defined period for any support services

2.	Computing – During the interim period ended September 30, 2021, the Company operated high performance servers to provide hardware acceleration for rendering farms to process 3D video rendering and other high-performance computing tasks. The Company’s performance obligation with respect to computing revenue is the provision of specified computing services to the client. The Company did not generate revenue from cloud computing services during the three or nine months ended September 30, 2022.

During the three and nine months ended September 30, 2022 and 2021, the Company recognized $0 and $0 and $0 and $29,483 of revenue from its customers’ usage of computing credits, with associated costs of $0 and $5,378 and $0 and $9,506, all respectively. The Company further recognized a deferred revenue liability of $9,478 and $9,478, respectively for prepaid usage credits not yet used by its customers as of September 30, 2022 and December 31, 2021, respectively.

As of September 30, 2022 and December 31, 2021, the Company recognized $540,028 and $3,197,990, in deposits representing cash paid by customers for data center infrastructure products to be delivered in subsequent periods and had corresponding deposits with vendors of $240,125 and $2,161,683 for product to be delivered, all respectively.

EDGE DATA SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS

As of September 30, 2022 (Unaudited) and for the Three and Nine months Then Ended (Unaudited)

Crypto Assets Held

The crypto assets held by the Company, with no qualifying fair value hedge, are accounted for as intangible assets with indefinite useful lives and are initially measured at cost. Crypto assets accounted for as intangible assets are not amortized, but assessed for impairment annually, or more frequently, when events or changes in circumstances occur indicating that it is more likely than not that the indefinite-lived asset is impaired. Impairment exists when the carrying amount exceeds its fair value, which is measured using the quoted price of the crypto asset at the time its fair value is being measured. Impairment expense is reflected in other operating expenses in the consolidated statements of operations. The Company assigns costs to transactions on a first-in, first-out basis.

As of September 30, 2022 and December 31, 2021, the carrying value of crypto assets held by the Company was $3,940 and $3,940, respectively. During the three months ended September 30, 2022, the Company recognized a loss of $1,976 related to the collection and immediate liquidation of cryptocurrency as payment for a customer order.

Cryptocurrency Income

The Company records cryptocurrency generated, net of fees and valuation adjustments, as other income and classifies the cryptocurrency as crypto assets held at cost in its balance sheets. When the Company sells its cryptocurrencies, it recognizes a gain or loss for the difference between original cost and the selling price, net of fees. The Company generated no cryptocurrency income and did not record an impairment loss during the three and nine months ended September 30, 2022.

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

For the three and nine months ended September 30, 2022, certain potentially dilutive securities and derivatives were excluded from the computation of diluted loss per share as the effect would be to reduce the net loss per common share. Therefore, the weighted-average common stock outstanding used to calculate both basic and diluted net loss per share is the same for these loss periods. The following table sets forth the net loss per common share computation for the three and nine months ended September 30, 2022:

		Weighted Average
	Net (Loss)	Common Shares	Per Share
	(Numerator)	(Denominator)	Amount

Three Months Ended September 30, 2022 (Unaudited)
Basic and Diluted (Loss) Per Common Share
(Loss) available to common stockholders	$(1,057,796)	11,625,408	$(0.09)
Nine months Ended September 30, 2022 (Unaudited)
Basic and Diluted (Loss) Per Common Share
(Loss) available to common stockholders	$(3,798,112)	10,845,790	$(0.35)

EDGE DATA SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS

As of September 30, 2022 (Unaudited) and for the Three and Nine months Then Ended (Unaudited)

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

NOTE 3: GOING CONCERN

As shown in the accompanying financial statements as of September 30, 2022, the Company had $67,592 of cash, has incurred substantial historical operating losses, and had an accumulated deficit of $731,590. Furthermore, the Company’s revenue history is limited, the Company is currently not on a trajectory to meet originally anticipated revenues for 2022, and there can be no assurances of future revenues or sufficient profits to fund operations.

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

As of September 30, 2022, 7,000,000 shares of Class A Preferred Stock were issued and outstanding.

The Company has not currently authorized a Class B designation of Preferred Stock.

EDGE DATA SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS

As of September 30, 2022 (Unaudited) and for the Three and Nine months Then Ended (Unaudited)

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

As of September 30, 2022, 7,000,000 shares of Class C Preferred Stock were issued and outstanding.

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

In July 2022, the Company issued 375,000 fully vested common shares, or 125,000 shares each, to its board members as compensation for services rendered. Furthermore, the Company issued 100,000 common shares to an advisory group for services rendered and 50,000 common shares to a newly appointed board member.

As of September 30, 2022, the Company had 11,658,832 common shares outstanding.

Warrants

The following table sets forth the Company’s warrant activity through September 30, 2022:

	Warrants	Shares Under Warrant	Term	Exercise Price	Remaining Life
Balance, December 31, 2021	627,862	1,255,724

Class B Warrants Issued as part of equity units from debt conversions – February 28, 2022	1,824,751	1,824,751	3 years	$1.00	35 months

Balance, September 30, 2022 (Unaudited)	2,452,613	3,080,475

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

On July 18, 2022, the Board appointed a new director, who received 200,000 options to purchase common stock at a strike price of $1.00 per share. The options have a rolling expiration of three years from each date of vesting, and 100,000 options vest on June 30, 2023 and the remaining 100,000 options vest on June 30, 2024.

Using the following inputs, the Company estimated the aggregate value of the grants to be $55,999 based on the following inputs:

●	Time to Maturity: 5 years
●	Risk-Free Rate: 0.43% - 2.56%
●	Volatility: 103%

The following tables set forth the Company’s options activity through September 30, 2022 and options attributes as of September 30, 2022:

Outstanding, December 31, 2021	-

Granted	-
Exercised	-
Forfeited	-
Outstanding, March 31, 2022 (unaudited)	-

Granted	400,000
Exercised	-
Forfeited	-
Outstanding, September 30, 2022 (unaudited)	400,000

As of
September 30, 2022
(Unaudited)
Weighted average contractual remaining term – options outstanding (years)	6.9
Aggregate intrinsic value – options outstanding	$-
Options exercisable	41,667
Aggregate intrinsic value – options exercisable	$-
Weighted average contractual remaining term – options exercisable	9.5

NOTE 5: RELATED PARTY TRANSACTIONS

During the three and nine months ended September 30, 2022, the Company recognized compensation expense totaling $96,250 and $478,750 to its CEO, $77,500 and $460,501 to its President, $34,500 and $101,000 to Synergia CPA, LLC and $3,000 and $9,000 to Synergia Technology Services, LLC, both entities fully owned and controlled by the CFO, for contract CFO and various accounting and IT services furnished to EDGE. The Company further paid $10,000 of compensation to a board member during the three and nine months ended September 30, 2022.

During the nine months ended September 30, 2022, the Company’s CEO, President and CFO paid expenses on behalf of the Company totaling $67,264, $41,075 and $15,404, and the Company repaid $70,422, $31,085 and $16,700 of related party advances, including previous amounts advanced to the company, all respectively. Of amounts repaid, $1,296 pertained to accounts payable due to Synergia Technology Services, LLC. As of September 30, 2022, the Company was indebted to the CEO for $0, the President for $18,800 and the CFO for $0, all respectively, for expenses paid on behalf of the company. As of September 30, 2022, the Company did not owe accrued compensation to the CEO, President and CFO.

EDGE DATA SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS

As of September 30, 2022 (Unaudited) and for the Three and Nine months Then Ended (Unaudited)

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

As of September 30, 2022 and December 31, 2021, the Company owed $100,000 and $749,500 in outstanding principal on convertible notes, respectively. The Company is currently in default on the $100,000 note, but it is working with the noteholder to resolve the default.

During the three and nine months ended September 30, 2022, the Company recognized $3,781 and $11,219 of interest expense on convertible debt, respectively. As of September 30, 2022 and December 31, 2021, outstanding accrued interest on convertible debt totaled $39,084 and $149,389, respectively.

NOTE 7: CONCENTRATIONS, COMMITMENTS AND CONTINGENCIES

During the three months ended September 30, 2022, the following customer concentrations existed in the Company’s data center solutions revenues:

●	Customer A: 49%
●	Customer B: 11%
●	Customer C: 11%

During the three months ended September 30, 2022, the following vendors represented significant concentrations in the Company’s costs of data center solutions provided to customers:

●	Vendor A: 50%
●	Vendor B: 23%

The loss of or disruption to the Company’s relationships with these customers or vendors may be detrimental to the Company’s operations.

On July 27, 2022, the Company terminated its relationship with Midas Green Technologies, LLC, a major supplier of its immersion cooling tanks. While the Company has engaged a new manufacturer for its new tank line, unforeseen circumstances, such as materials availability, manufacturing issues or otherwise may hinder the Company’s ability to sell and deliver products to its customers, which may result in lost revenues and other losses. Furthermore, the Company may sustain legal costs in the event legal action arises from the termination.

Management has determined that no other significant concentrations, commitments, or contingencies existed as of September 30, 2022.

EDGE DATA SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS

As of September 30, 2022 (Unaudited) and for the Three and Nine months Then Ended (Unaudited)

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

During the three months ended September 30, 2022, the Company paid a total of $3,876, including $3,485 of principal and $391 of interest, to the lessor and recognized $3,241 of lease expense for the three months ended September 30, 2022.

As of September 30, 2022, lease-related assets and liabilities consisted of:

Assets
Prepaid expense	$523
Right of use asset – finance lease	6,482
Security deposit	7,753
Total lease-related assets	$14,758

Liabilities
Lease liability – finance, current portion	$6,284
Lease liability – finance, non-current portion	-
Total lease-related liabilities	$6,284

Future maturities of the lease liability are as follows:

2022 (Q4)	$3,741
2023	2,543
Total future maturities	$6,284

EDGE DATA SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS

As of September 30, 2022 (Unaudited) and for the Three and Nine months Then Ended (Unaudited)

NOTE 9: SIGNIFICANT AGREEMENTS

On December 2, 2021, the Company entered into an agreement with a customer, under which EDGE agreed to supply data center equipment and related components, along with optional project management services.

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

Delivery commitments under this agreement range from 3-19 weeks from the date of execution, and the agreement provides for penalties paid by Company of $5,000 for each day in the event deliveries are ten or more days late and penalties of $10,000 per day after fifteen days past the estimated delivery date. Certain portions of the equipment have been delivered beyond the original 19-week window due to unforeseen customer-imposed logistics and collections delays and the extensive replacement of faulty infrastructure resulting from a supplier’s shipments of faulty equipment. Management believes that the Company’s exposure to claimed penalties, if any, will not exceed the $627,245 current outstanding balance due from the customer.

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

On July 20, 2022, the Company entered into a business development agreement with a business development firm (“Firm”), under which Firm will receive a monthly retainer of $5,000 until the agreement terminates on December 31, 2022, with an option to renew for additional twelve month periods. The agreement calls for a 3% referral fee on any revenue Firm brings to EDGE, with the $5,000 retainers applied against referral fees. The referral fees from any clients Firm refers to EDGE continue until five years after the agreement terminates.

NOTE 10: CONSTRUCTION IN PROGRESS – DATA CENTERS

During the nine months ended 2022, the Company made total payments of $127,142 for data center related infrastructure, equipment and labor and installation costs for data center construction in progress for the following two sites:

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

Management evaluated the construction in progress for impairment as of September 30, 2022 and determined that the Company would unlikely be able to proceed with or continue to access Site B, given the circumstances discussed with the customer in Note 9. As a result, management deemed this construction in progress to be fully impaired as of September 30, 2022 and wrote off the $36,401 of costs pertaining to Site B to cost of goods sold, as this build-out was linked directly to the sale connected in Note 9, and the customer retained the infrastructure and equipment.

As of September 30, 2022, in-progress construction on data centers totaled $90,741.

NOTE 11: RECENT ACCOUNTING PRONOUNCEMENTS

Management does not believe that any recently issued, but not yet effective, accounting standards could have a material effect on the accompanying financial statements. As new accounting pronouncements are issued, we will adopt those that are applicable under the circumstances.

NOTE 12: SUBSEQUENT EVENTS

On October 12, 2022, the Company’s president advanced the Company $40,000 to help fund operations. This advance bears no interest and is due on demand.

Effective November 2, 2022, the Company entered into a referral fee agreement with a green energy consultancy (“referrer”), under which the referrer will receive a 2% referral fee on net revenues from referrals initially introduced to EDGE that result in an executed sale within twelve months of the introduction. Referral fees are due within 30 days of the Company’s receipt of cash from any such referrals. The agreement is in effect for one year.

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. However, certain conditions raise substantial doubt about the Company’s ability to do so. The Company has incurred substantial operating losses in its history and has an accumulated deficit of $731,590. Furthermore, the Company’s revenue history is limited, the Company is currently not on a trajectory to meet originally anticipated revenues for 2022, and there can be no assurances of future revenues or sufficient profits to fund operations.

As of September 30, 2022, we had $67,592 of cash on hand. Currently, cash required to sustain core operations each month is approximately $250,000, excluding one-time expenses, and we anticipate that cash requirement will significantly increase over the next twelve months. We have few customers and are highly dependent on revenue growth and external capital to continue to execute on our business plan. Any lack of sufficiently profitable sales, changes in market conditions, or difficulty obtaining capital could be detrimental to operations and our efforts to execute on the business plan.

Operating results for the three months ended September 30, 2022 and 2021:

During the three months ended September 30, 2022, the Company generated revenues of $87,245 from operations, compared to $144,733 for the three months ended September 30, 2021, a decrease of $57,488 or 40%. This change is primarily a result of timing of sales of data center solutions. The Company anticipates future revenue from its current efforts, but there can be no assurances that such efforts will be sufficient or successful.

For the three months ended September 30, 2022, costs of net revenues were $76,358, compared $110,516 for the three months ended September 30, 2021, for a decrease of $34,158, or 31% The change is a result of direct costs associated with the Company’s data center sales.

As a result of the changes in revenues and cost of net revenues discussed above, the Company’s gross profit was $10,887 and $34,217, a decrease of $23,331 or 68%, for the three months ended September 30, 2022 and 2021, respectively.

For the three months ended September 30, 2022, selling, general and administrative expenses were $678,728, as compared to $80,547 during the three months ended September 30, 2021, an increase of $598,181, or 743%. The increase in these expenses was attributable to increased costs to support significantly increased operations and sales and marketing efforts in 2022.

The Company recognized stock-based compensation expense of $137,100 for the three months ended September 30, 2022, as compared to $121,980 for the three months ended September 30, 2021, for an increase of $15,120, or 12%. This increase resulted from the Company’s hiring efforts and entry into an advisory agreement resulting in stock-based compensation during the three months ended September 30, 2022. The Company also recognized losses of $21,323 on its computing equipment during the three months ended September 30, 2022, as compared to $0 for the three months ended September 30, 2021, as a result of flooding at a facility.

During the three months ended September 30, 2022, the Company recognized $5,523 of depreciation expense, as compared to $7,165, for a decrease of $1,642 or 23%, during the three months ended September 30, 2021, as a result of the loss of computing equipment due to flooding at a facility.

During the three months ended September 30, 2022, $4,759 of interest expense, as compared to $22,921 for the three months ended September 30, 2021. The decrease of $18,162, or 79%, is a result of the repayment of $100,000 and conversion of $549,500 of convertible debt in February 2022, leaving $100,000 of convertible debt outstanding during much of 2022.

The Company recognized an impairment loss on computing equipment of $21,323 during the three months ended September 30, 2022, as compared to $0 for the three months ended September 30, 2021, as a result of flooding in a facility. Furthermore, the Company generated cryptocurrency mining income of $0 and $1,234, respectively and realized losses on the sale of cryptocurrency of $0 and $3,285 during the three months ended September 30, 2022 and 2021, respectively. The changes were a result of the Company not being engaged in cryptocurrency-related activities during Q3 2022.

As a result of the changes in operating expenses and other expenses, the Company generated a net loss of $1,057,796 for the three months ended September 30, 2022, as compared to a net loss of $288,282 for the three months ended September 30, 2021, a change of $769,514, or 267%.

The future trends of all expenses are expected to be primarily driven by the Company’s ability to execute its business plans. Furthermore, the Company’s ability to continue to fund operating expenses will depend on its ability to raise capital, generate revenue and experience revenue growth. There can be no assurance that the Company will be successful in doing so.

Operating results for the nine months ended September 30, 2022 and 2021:

During the nine months ended September 30, 2022, the Company generated revenues of $9,344,332 from operations, compared to $971,656 for the nine months ended September 30, 2021, an increase of $8,372,676 or 862%. This increase is driven by deliveries on sales of data center solutions. The Company believes it will generate future revenue from its current efforts and future product lines, but there can be no assurances that such efforts will be sufficient or successful.

For the nine months ended September 30, 2022, costs of net revenues were $6,527,752, compared to $793,394 for the nine months ended September 30, 2021, for an increase of $5,734,358, or 723%. The change is a result of direct costs associated with the Company’s data center sales.

As a result of the changes in revenues and cost of net revenues discussed above, the Company’s gross profit was $2,816,580 and $178,262, an increase of $2,638,318 or 1,480%, for the nine months ended September 30, 2022 and 2021, respectively.

For the nine months ended September 30, 2022, selling, general and administrative expenses were $1,521,755, as compared to $237,648 during the nine months ended September 30, 2021, an increase of $1,284,107, or 540%. The increase in these expenses was attributable to increased costs to support significantly increased operations and marketing efforts in 2022.

The Company recognized stock-based compensation expense of $178,152 for the nine months ended September 30, 2022, as compared to $140,980 for the nine months ended September 30, 2021, for an increase of $37,172, or 26%. This increase resulted from new issuances of stock and options in connection with the Company’s hiring efforts during 2022.

During the nine months ended September 30, 2022, the Company recognized $20,535 of depreciation expense, as compared to $21,231, for a decrease of $696 or 3%, during the nine months ended September 30, 2021, with the decrease attributable to the loss of computing equipment due to flooding at a facility. The Company also recognized losses of $21,323 on its computing equipment during the nine months ended September 30, 2022, as compared to $0 for the nine months ended September 30, 2021, as a result of flooding at a facility.

During the nine months ended September 30, 2022, the Company recognized $29,832 of interest expense, as compared to $73,266 for the nine months ended September 30, 2021. The decrease of $43,434, or 59%, is a result of the repayment of $100,000 and conversion of $549,500 of convertible debt in February 2022, leaving $100,000 of convertible debt outstanding for much of 2022.

The Company also generated cryptocurrency mining income of $0 and $12,025 and losses of $1,976 and $2,807 on the sale of cryptocurrency during the nine months ended September 30, 2022 and 2021, as a result of limited cryptocurrency-related activities in 2022, as compared to 2021.

As a result of the changes in operating expenses and other expenses, the Company generated a net loss of $16,244 for the nine months ended September 30, 2022, as compared to a net loss of $490,980 for the nine months ended September 30, 2021, a change of $474,736, or 97%.

The future trends of all expenses are expected to be primarily driven by the Company’s ability to execute its business plans. Furthermore, the Company’s ability to continue to fund operating expenses will depend on its ability to raise capital, generate revenue and experience revenue growth. There can be no assurance that the Company will be successful in doing so.

Liquidity and Capital Resources

The Company’s cash position at September 30, 2022 decreased by $763,617 to $67,592, as compared to a balance of $831,209, as of December 31, 2021. The increase in cash for the nine months ended September 30, 2022 was attributable to net cash used in operating activities of $506,800, $152,020 of net cash used in investing activities, and net cash used in financing activities of $104,797.

As of September 30, 2022, the Company had deficit in working capital of $859,834, compared to a deficit in working capital of $1,593,822 at December 31, 2021, representing a decrease in working capital of $733,988, which was largely attributable to less sales closed and less collection activities in Q2 and Q3 2022.

Net cash used in operating activities of $506,800 during the nine months ended September 30, 2022, as compared to net cash of $131,184 provided by operating activities for the nine months ended September 30, 2021, was primarily attributable to changes in current assets and liabilities in 2022, as compared to 2021.

Net cash used in investing activities of $152,020 for the nine months ended September 30,2022, as compared to $1,152 of cash used by investing activities for the nine months ended September 30, 2021, was attributable primarily to payments made related to prospective joint ventures data center sites at which the Company plans to perform research and development and roll out cloud services.

Net cash used in financing activities was $104,797 during the nine months ended September 30, 2022, as compared to net cash used in financing activities of $63,139 during the nine months ended September 30, 2021, was primarily a result of the repayment of a convertible note.

As reported in the accompanying consolidated financial statements, for the nine months ended September 30, 2022 and 2021, the Company generated net losses of $16,244 and $490,980, respectively. The Company’s ability to continue as a going concern is dependent upon its ability to continue to generate sufficiently profitable revenue and its ability to raise capital in the event it does not generate revenue. It intends to finance its future operating activities and its near-term working capital needs through the sale of immersion-cooled data center solutions and through additional capital. The sale of equity and entry into other future financing arrangements may result in dilution to stockholders and those securities may have rights senior to those of common shares. If the Company raises additional funds through the issuance of convertible notes or other debt financing, these activities or other debt could contain covenants that would restrict the Company’s operations. Any other third-party funding arrangements could require the Company to relinquish valuable rights. The Company will require additional capital beyond its currently anticipated needs. Additional capital, if available, may not be available on reasonable terms or at all.

While the Company has generated revenues, its revenues are currently composed of few customers, and the loss of any significant customer could be detrimental to its ability to execute on its business plan. Furthermore, the Company has not met its projected revenue targets from 2022-to-date. The Company expects to continue to generate sufficiently profitable revenues, but there can be no assurance that it will be successful in these efforts. The future trends of all expenses are expected to be primarily driven by the Company’s ability to execute its business plans and continue to generate revenue. Furthermore, the Company’s ability to continue to fund operating expenses will depend on its ability to generate sufficient revenues and raise any necessary capital. There can be no assurance that the Company will be successful in doing so.

Financial Condition

The Company’s total assets as of September 30, 2022 and December 31, 2021 were $626,864 and $3,095,177, respectively, representing a decrease of $2,468,313, or 80%. Total liabilities as of September 30, 2022 and December 31, 2021 were $1,358,454 and $4,627,335, respectively, for a decrease of $3,268,881, or 71%. The significant change in the Company’s financial condition is attributable to the delivery of data center solutions and repayments and conversions of convertible debt during the nine months ended September 30, 2022.

As a result of these activities, the Company’s cash position decreased from $831,209 to $67,592 during the nine months ended September 30, 2022.

Off-Balance Sheet Arrangements

None.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not required for smaller reporting companies.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Disclosure controls and procedures are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-Q, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and is communicated to our management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our management concluded that, as of September 30, 2022, our disclosure controls and procedures were not effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2022 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Date: November 14, 2022

	By:	/s/ Delray Wannemacher
Delray Wannemacher, Chairman and CEO
(Chairman of the Board and Principal Executive Officer)

Dated: November 14, 2022

	By:	/s/ Paul Manos
Paul Manos, Interim CFO
(Principal Financial and Accounting Officer)

